Form 10-Q/A
period 2004-09-30
Language Line, Inc.
filed 2005-03-17
CIK 1301399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 19, 2004 (the “Original Form 10-Q”) to reflect the addition of Note 4 to Item 1: Notes to Condensed Consolidated Financial Statements.

This Form 10-Q/A does not update the Original Form 10-Q except as required to add the Note described above. Note 4 provides information for Language Line Inc.’s wholly-owned direct and indirect domestic subsidiaries (“Guarantor Subsidiaries”) and foreign subsidiaries (Non-Guarantor Subsidiaries”) with respect to the $165 million of Senior Subordinated Notes due 2012. No other Items included in the Original Form 10-Q have been amended, and such Items remain in effect as of the filing date of November 19, 2004. Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to November 19, 2004.

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

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

		Page
Part 1. Financial Information

Item 1.	Financial Statements (Unaudited)	1 - 17
	Condensed Consolidated Balance Sheets – December 31, 2003 and September 30, 2004
	Condensed Consolidated Statements of Operations – Three months ended September 30, 2003 and September 30, 2004; Nine months ended September 30, 2003 and September 30, 2004
	Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2003 and September 30, 2004
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures of Market Risk	23

Item 4.	Controls and Procedures	23

Part 2. Other Information

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	24

Signatures		25

Certifications		Exhibit 31.1 Exhibit 31.2 Exhibit 32.1 Exhibit 32.2

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31, 2003	September 30, 2004
ASSETS
Current assets:
Cash	$4,571	$19,445
Accounts receivable-net of allowance for doubtful accounts	21,603	21,101
Prepaid expenses and other current assets	1,909	1,489
Deferred taxes on income	1,230	—

Total current assets	29,313	42,035
Property and equipment, net	6,394	6,268
Goodwill	203,619	408,915
Intangible assets-net of accumulated amortization	11,917	448,928
Deferred financing costs - net of accumulated amortization	10,780	13,580
Other assets	1,402	1,225

Total assets	$263,425	$920,951

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$658	$736
Accrued payroll and related benefits	2,573	1,686
Accrued cost of interpreters	1,391	1,255
Other accrued liabilities	3,006	10,623
Income taxes payable	820	188
Current portion of derivative contracts liability	3,301	—
Current portion of long-term debt	26,504	13,671

Total current liabilities	38,253	28,159
Long-term debt	209,276	276,210
Senior subordinated notes	—	160,864
Deferred taxes on income	22,474	176,591

Total liabilities	270,003	641,824

Stockholders’ equity (deficit):
Common stock, $.001 par value per Predecessor share, 1,050,000 authorized and 983,200 issued shares at December 31, 2003; $.01 par value per Language Line, Inc. share and 1,000 shares authorized, issued and outstanding at September 30, 2004	1	1
Additional paid-in capital	6,414	279,337
Retained earnings (accumulated deficit)	(12,741)	(211)
Less: Treasury stock; 21,450 shares at cost at December 31, 2003.	(252)	—

Total stockholders’ equity (deficit)	(6,578)	279,127

Total liabilities and stockholders’ equity (deficit)	$263,425	$920,951

See notes to condensed consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Predecessor	Three months ended September 30, 2004	Predecessor	Predecessor	June 12, 2004 to September 30, 2004
	Three months Ended September 30, 2003		January 1, 2003 to September 30, 2003	January 1, 2004 to June 11, 2004
Revenues	$35,396	$36,228	$105,396	$64,692	$43,616
Cost of services:
Interpreters	9,625	10,058	30,629	18,374	11,928
Telecommunications	1,570	1,481	5,308	2,882	1,737
Answer points	132	122	411	256	148

Total cost of services	11,327	11,661	36,348	21,512	13,813

Gross margin	24,069	24,567	69,048	43,180	29,803
Other expenses:
Selling, general and administrative expenses	8,171	5,558	19,670	10,423	6,760
Interest - net	2,572	9,331	8,693	5,982	11,499
Merger related expenses	—	64	—	9,848	64
Depreciation and amortization	915	9,907	2,686	1,735	11,911

Total other expenses	11,658	24,860	31,049	27,988	30,234

Income (loss) before income taxes	12,411	(293)	37,999	15,192	(431)
Income tax provision (benefit)	4,810	(162)	14,710	5,968	(220)

Net income (loss)	$7,601	$(131)	$23,289	$9,224	$(211)

See notes to condensed consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Predecessor	Predecessor	June 12, 2004 to September 30, 2004
	January 1, 2003 to September 30, 2003	January 1, 2004 to June 11, 2004
Cash flows from operating activities:
Net income (loss)	$23,289	$9,224	(211)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,686	1,735	11,911
Amortization of deferred financing costs	1,268	1,225	646
Deferred taxes on income	4,644	1,300	(2,546)
Tax benefit from stock options exercised	—	6,094	—
Loss on disposal of property	106	19	—
Loss (gain) from derivative instruments	(2,820)	(1,886)	27
Loss on write-off of deferred financing costs	—	9,555	—
Accretion of discount on long-term debt	—	—	101
Effect of change in operating assets and liabilities:
Accounts receivable	(914)	335	166
Prepaid expenses and other current assets	(437)	(150)	681
Other assets	(56)	(25)	(92)
Accounts payable	144	(450)	528
Income taxes payable/refundable	(88)	(5,495)	4,941
Accrued payroll and other liabilities	(4,003)	(1,457)	6,673

Net cash provided by operating activities	23,819	20,024	22,825

Cash flows from in investing activities:
Purchase of property	(2,193)	(860)	(868)
Advance to Parent	—	—	(124)
Acquisition of predecessor, net of cash acquired	—	—	(716,224)

Net cash used in investing activities	(2,193)	(860)	(717,216)

Cash flows from financing activities:
Long-term debt borrowings	102,000	—	452,502
Long-term debt repayments	(49,432)	(12,260)	(3,779)
Distribution to stockholders	(70,035)	—	—
Purchase of derivative instruments	(357)	—	—
Loan fees and other financing costs	(3,740)	—	(14,225)
Proceeds from issuance of common stock	—	—	279,338
Purchase of treasury stock	(52)	—	—

Net cash provided by (used in) financing activities	(21,616)	(12,260)	713,836

Net increase (decrease) in cash	10	6,904	19,445
Cash - beginning of period	4,930	4,571	—

Cash - end of period	$4,940	$11,475	$19,445

Additional cash flow information:
Interest paid	$7,786	$7,177	$4,791

Net income taxes paid (refunds)	$10,267	$4,069	$(2,624)

See notes to condensed consolidated financial statements

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended September 30, 2004 and the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 of Language Line Holdings, Inc., which are included in the Registration Statement on Form S-4/A filed with the SEC on November 12, 2004.

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

Stock-Based Compensation—In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for companies who voluntarily change to the fair value-based method of accounting for stock-based employee compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and enhances the disclosure requirements. This statement was effective upon its issuance.

The Predecessor and Company continue to account for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, as amended. As a result, the adoption of this statement did not have any impact on the Predecessor’s and Company’s consolidated financial statements.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands):

	Predecessor	Three Months Ended September 30, 2004	Predecessor	Predecessor	June 12, 2004 to September 30, 2004
	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003	January 1, 2004 to June 11, 2004
Net income (loss), as reported	$7,601	$(131)	$23,289	$9,224	$(211)

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)	—	(21)	(101)	—

Pro forma net income (loss)	$7,594	$(131)	$23,268	$9,123	$(211)

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

4. Guarantor and Non-Guarantor Subsidiaries

LLI’s $165 million of Senior Subordinated Notes due 2012 (the “Notes”) are guaranteed by each of the Company’s domestic subsidiaries. The Notes are fully and unconditionally guaranteed on a joint and several basis by LLI’s wholly-owned direct and indirect domestic subsidiaries (“Guarantor Subsidiaries”). The Notes are guaranteed by each Guarantor Subsidiary on an unsecured senior subordinated basis.

The indenture governing the Notes contains covenants limiting, among other things, the Company’s ability and the ability of its Guarantor Subsidiaries to incur additional indebtedness, make restricted payments, make investments, create certain liens, sell assets, restrict payments by the subsidiaries to the Company, guarantee indebtedness, enter into transactions with affiliates and merge or consolidate or transfer and sell assets.

The following information sets forth, on a condensed consolidating basis, balance sheet information as of December 31, 2003 and September 30, 2004, statements of operations and comprehensive income (loss) information for the three months ended September 30, 2003 and 2004, for the period from January 1, 2003 to September 30, 2003, for the period from January 1, 2004 to June 11, 2004 and the period from June 12, 2004 to September 30, 2004, and statement of cash flow information for the period from January 1, 2003 to September 30, 2003, for the period from January 1, 2004 to June 11, 2004 and the period from June 12, 2004 to September 30, 2004 for LLHI, LLI, the Guarantor Subsidiaries and foreign subsidiaries of LLI that are not guaranteeing the Notes (the “Non-Guarantor Subsidiaries”). Income tax expense (benefit) is allocated among entities based upon taxable income (loss) by jurisdiction within each group.

Condensed Consolidating Balance Sheet Information of the Predecessor as of December 31, 2003 (In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Assets
Current assets:
Cash	$184	$4,260	$127	$4,571	$—	$4,571
Accounts receivable—net	—	21,404	199	21,603	—	21,603
Intercompany receivable	5,098	2,030	133	7,261	(7,261)	—
Prepaid expenses and other current assets	—	1,648	261	1,909	—	1,909
Deferred taxes on income	—	1,443	—	1,443	(213)	1,230

Total current assets	5,282	30,785	720	36,787	(7,474)	29,313
Property and equipment—net	—	4,586	1,808	6,394	—	6,394
Goodwill	—	203,579	40	203,619	—	203,619
Intangible assets—net		11,917	—	11,917	—	11,917
Deferred financing costs—net	—	10,780	—	10,780	—	10,780
Investment in subsidiaries	—	320	—	320	(320)	—
Other assets	—	1,363	39	1,402	—	1,402

Total assets	$5,282	$263,330	$2,607	$271,219	$(7,794)	$263,425

Liabilities, Member’s Capital and Stockholders’ Deficit
Current liabilities:
Accounts payable	$—	$658	$—	$658	$—	$658
Intercompany payable	—	—	2,163	2,163	(2,163)	—
Accrued payroll and related benefits	—	2,513	60	2,573	—	2,573
Accrued cost of interpreters	—	1,354	37	1,391	—	1,391
Other accrued liabilities	8	2,971	27	3,006	—	3,006
Income taxes payable	—	5,918	—	5,918	(5,098)	820
Current portion of derivative contracts liability	—	3,301	—	3,301	—	3,301
Current portion of long-term debt	—	26,504	—	26,504	—	26,504

Total current liabilities	8	43,219	2,287	45,514	(7,261)	38,253
Long-term debt	—	209,276	—	209,276	—	209,276
Deferred taxes on income	213	22,474	—	22,687	(213)	22,474
Distribution in excess of investment in subsidiary	11,639	—	—	11,639	(11,639)	—

Total liabilities	11,860	274,969	2,287	289,116	(19,113)	270,003

Member’s capital (deficiency)	—	(11,639)	320	(11,319)	11,319	—

Stockholders’ deficit
Common stock	1	—	—	1	—	1
Additional paid-in capital	6,414	—	—	6,414	—	6,414
Retained earnings (accumulated deficit)	(12,741)	—	—	(12,741)	—	(12,741)
Less: Treasury stock	(252)	—	—	(252)	—	(252)

Total stockholders’ deficit	(6,578)	—	—	(6,578)	—	(6,578)

Total liabilities, member’s capital and stockholders’ deficit	$5,282	$263,330	$2,607	$271,219	$(7,794)	$263,425

Condensed Consolidating Balance Sheet Information of the Registrant as of September 30, 2004 (In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$19,325	$120	$19,445	$—	$19,445
Accounts receivable—net	—	20,829	272	21,101	—	21,101
Intercompany receivable	—	17,743	—	17,743	(17,743)	—
Prepaid expenses and other current assets	129	1,342	18	1,489	—	1,489

Total current assets	129	59,239	410	59,778	(17,743)	42,035
Property and equipment—net	—	3,726	2,542	6,268	—	6,268
Goodwill	—	408,915	—	408,915	—	408,915
Intangible assets—net	—	448,928	—	448,928	—	448,928
Deferred financing costs—net	13,580	—	—	13,580	—	13,580
Investment in subsidiaries	733,923	588	—	734,511	(734,511)	—
Other assets	12	1,147	66	1,225	—	1,225

Total assets	$747,644	$922,543	$3,018	$1,673,205	$(752,254)	$920,951

Liabilities, Member’s Capital and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$736	$—	$736	$—	$736
Intercompany payable	15,535	—	2,208	17,743	(17,743)	—
Accrued payroll and related benefits	—	1,634	52	1,686	—	1,686
Accrued cost of interpreters	—	1,131	124	1,255	—	1,255
Other accrued liabilities	6,379	4,198	46	10,623	—	10,623
Income taxes payable	—	188	—	188	—	188
Current portion of long-term debt	12,751	920	—	13,671	—	13,671

Total current liabilities	34,665	8,807	2,430	45,902	(17,743)	28,159
Long-term debt	275,239	971	—	276,210	—	276,210
Senior subordinated notes	160,864	—	—	160,864	—	160,864
Deferred taxes on income	(2,251)	178,842	—	176,591	—	176,591

Total liabilities	468,517	188,620	2,430	659,567	(17,743)	641,824

Member’s capital	—	733,923	588	734,511	(734,511)	—

Stockholders’ equity:
Common stock	1	—	—	1	—	1
Additional paid-in capital	279,337	—	—	279,337	—	279,337
Accumulated deficit	(211)	—	—	(211)	—	(211)

Total stockholders’ equity	279,127	—	—	279,127	—	279,127

Total liabilities, member’s capital and stockholders’ equity	$747,644	$922,543	$3,018	$1,673,205	$(752,254)	$920,951

Condensed Consolidating Statements of Operations and Comprehensive Income Information of the Predecessor for the Three Months Ended September 30, 2003 (In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$35,227	$2,608	$37,835	$(2,439)	$35,396

Costs of services:
Interpreter	—	7,773	1,852	9,625	—	9,625
Telecommunications	—	1,566	4	1,570	—	1,570
Answer points	—	44	88	132	—	132

Total costs of services	—	9,383	1,944	11,327	—	11,327

Gross margin	—	25,844	664	26,508	(2,439)	24,069

Other expenses:
Selling, general and administrative	—	10,195	415	10,610	(2,439)	8,171
Interest—net	25	2,547	—	2,572	—	2,572
Depreciation and amortization	—	803	112	915	—	915

Total other expenses	25	13,545	527	14,097	(2,439)	11,658

Income (loss) from operations	(25)	12,299	137	12,411	—	12,411
Equity earnings from subsidiaries	12,436	137	—	12,573	(12,573)	—

Income before income taxes	12,411	12,436	137	24,984	(12,573)	12,411
Income tax provision	4,810	4,820	53	9,683	(4,873)	4,810

Net income	7,601	7,616	84	15,301	(7,700)	7,601
Other comprehensive loss –
Derivative contracts reclassification adjustment included in net income, net of tax	—	(10)	—	(10)	—	(10)

Comprehensive income	$7,601	$7,606	$84	$15,291	$(7,700)	$7,591

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) Information of the Registrant for the Three Months Ended September 30, 2004 (In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$36,107	$3,704	$39,811	$(3,583)	$36,228

Costs of services:
Interpreter	—	7,537	2,521	10,058	—	10,058
Telecommunications	—	1,457	24	1,481	—	1,481
Answer points	—	45	77	122	—	122

Total costs of services	—	9,039	2,622	11,661	—	11,661

Gross margin	—	27,068	1,082	28,150	(3,583)	24,567

Other expenses:
Selling, general and administrative	—	8,429	712	9,141	(3,583)	5,558
Interest—net	9,349	(18)	—	9,331	—	9,331
Merger related expenses	—	64	—	64	—	64
Depreciation and amortization	—	9,707	200	9,907	—	9,907

Total other expenses	9,349	18,182	912	28,443	(3,583)	24,860

Income (loss) from operations	(9,349)	8,886	170	(293)	—	(293)
Equity earnings from subsidiaries	9,056	170	—	9,226	(9,226)	—

Income (loss) before income taxes	(293)	9,056	170	8,933	(9,226)	(293)
Income tax provision (benefit)	(162)	5,009	95	4,942	(5,104)	(162)

Net income (loss) and comprehensive income (loss)	$(131)	$4,047	$75	$3,991	$(4,122)	$(131)

Condensed Consolidating Statements of Operations and Comprehensive Income Information of the Predecessor for the Period from January 1, 2003 to September 30, 2003 (In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$104,974	$7,145	$112,119	$(6,723)	$105,396

Costs of services:
Interpreter	—	25,563	5,066	30,629	—	30,629
Telecommunications	—	5,300	8	5,308	—	5,308
Answer points	—	136	275	411	—	411

Total costs of services	—	30,999	5,349	36,348	—	36,348

Gross margin	—	73,975	1,796	75,771	(6,723)	69,048

Other expenses:
Selling, general and administrative	—	25,181	1,212	26,393	(6,723)	19,670
Interest—net	1,507	7,186	—	8,693	—	8,693
Depreciation and amortization	—	2,419	267	2,686	—	2,686

Total other expenses	1,507	34,786	1,479	37,772	(6,723)	31,049

Income (loss) from operations	(1,507)	39,189	317	37,999	—	37,999
Equity earnings from subsidiaries	39,506	317	—	39,823	(39,823)	—

Income before income taxes	37,999	39,506	317	77,822	(39,823)	37,999
Income tax provision	14,710	15,309	123	30,142	(15,432)	14,710

Net income	23,289	24,197	194	47,680	(24,391)	23,289
Other comprehensive loss—
Derivative contracts reclassification adjustment included in net income, net of tax	—	(30)	—	(30)	—	(30)

Comprehensive income	$23,289	$24,167	$194	$47,650	$(24,391)	$23,259

Condensed Consolidating Statements of Operations and Comprehensive Income Information of the Predecessor for the Period from January 1, 2004 to June 11, 2004 (In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$64,427	$5,239	$69,666	$(4,974)	$64,692

Costs of services:
Interpreter	—	14,757	3,617	18,374	—	18,374
Telecommunications	—	2,863	19	2,882	—	2,882
Answer points	—	102	154	256	—	256

Total costs of services	—	17,722	3,790	21,512	—	21,512

Gross margin	—	46,705	1,449	48,154	(4,974)	43,180

Other expenses:
Selling, general and administrative	—	14,451	946	15,397	(4,974)	10,423
Interest—net	—	5,982	—	5,982	—	5,982
Merger related expenses	—	9,848	—	9,848	—	9,848
Depreciation and amortization	—	1,471	264	1,735	—	1,735

Total other expenses	—	31,752	1,210	32,962	(4,974)	27,988

Income from operations	—	14,953	239	15,192	—	15,192
Equity earnings from subsidiaries	15,192	239	—	15,431	(15,431)	—

Income before income taxes	15,192	15,192	239	30,623	(15,431)	15,192
Income tax provision	5,968	5,968	94	12,030	(6,062)	(5,968)

Net income and comprehensive income	$9,224	$9,224	$145	$18,593	$(9,369)	$9,224

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) Information of the Registrant for the Period from June 12, 2004 to September 30, 2004 (In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$43,472	$4,416	$47,888	$(4,272)	$43,616

Costs of services:
Interpreter	—	8,986	2,942	11,928	—	11,928
Telecommunications	—	1,711	26	1,737	—	1,737
Answer points	—	55	93	148	—	148

Total costs of services	—	10,752	3,061	13,813	—	13,813

Gross margin	—	32,720	1,355	34,075	(4,272)	29,803

Other expenses:
Selling, general and administrative	—	10,106	926	11,032	(4,272)	6,760
Interest—net	11,523	(24)	—	11,499	—	11,499
Merger related expenses	—	64	—	64	—	64
Depreciation and amortization	—	11,682	229	11,911	—	11,911

Total other expenses	11,523	21,828	1,155	34,506	(4,272)	30,234

Income (loss) from operations	(11,523)	10,892	200	(431)	—	(431)
Equity earnings from subsidiaries	11,092	200	—	11,292	(11,292)	—

Income (loss) before income taxes	(431)	11,092	200	10,861	(11,292)	(431)
Income tax provision (benefit)	(220)	4,266	77	4,123	(4,343)	(220)

Net income (loss) and comprehensive income (loss)	$(211)	$6,826	$123	$6,738	$(6,949)	$(211)

Condensed Consolidating Statement of Cash Flow Information of the Predecessor for the Period from January 1, 2003 to September 30, 2003 (In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$23,289	$24,197	$194	$47,680	$(24,391)	$23,289
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,419	267	2,686	—	2,686
Amortization of deferred financing costs	—	1,268	—	1,268	—	1,268
Deferred taxes on income	213	4,431	—	4,644	—	4,644
Loss on disposal of property	—	106	—	106	—	106
Loss from derivative instruments	—	(2,820)	—	(2,820)	—	(2,820)
Equity in earnings of subsidiaries	(24,197)	(194)	—	(24,391)	24,391	—
Distribution from subsidiary	106,861	—	—	106,861	(106,861)	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	(855)	(59)	(914)	—	(914)
Prepaid expenses and other current assets	—	(683)	246	(437)	—	(437)
Other assets	—	(30)	(26)	(56)	—	(56)
Accounts payable	13	131	—	144	—	144
Intercompany receivable, net of payable	(806)	(499)	516	(789)	789	—
Income taxes payable / refundable	—	701	—	701	(789)	(88)
Accrued payroll and other liabilities	(4,560)	679	(122)	(4,003)	—	(4,003)

Net cash provided by (used in) operating activities	100,813	28,851	1,016	130,680	(106,861)	23,819

Cash flows from investing activities—
Purchase of property	—	(1,130)	(1,063)	(2,193)	—	(2,193)

Cash flows from financing activities:
Long-term debt borrowings	—	102,000	—	102,000	—	102,000
Long-term debt repayments	(30,589)	(18,843)	—	(49,432)	—	(49,432)
Distribution to member/stockholders	(70,035)	(106,861)	—	(176,896)	106,861	(70,035)
Purchase of derivative instruments	—	(357)	—	(357)	—	(357)
Loan fees and other financing costs	—	(3,740)	—	(3,740)	—	(3,740)
Purchase of treasury stock	(52)	—	—	(52)	—	(52)

Net cash used in financing activities	(100,676)	(27,801)	—	(128,477)	106,861	(21,616)

Net increase (decrease) in cash	137	(80)	(47)	10	—	10
Cash—beginning of period	59	4,711	160	4,930	—	4,930

Cash—end of period	$196	$4,631	$113	$4,940	$—	$4,940

Condensed Consolidating Statement of Cash Flow Information of the Predecessor for the Period from January 1, 2004 to June 11, 2004 (In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$9,224	$9,224	$145	$18,593	$(9,369)	$9,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	1,471	264	1,735	—	1,735
Amortization of deferred financing costs	—	1,225	—	1,225	—	1,225
Deferred taxes on income	—	1,300	—	1,300	—	1,300
Tax benefit from stock options exercised	6,094	—	—	6,094	—	6,094
Loss on disposal of property	—	19	—	19	—	19
Loss from derivative instruments	—	(1,886)	—	(1,886)	—	(1,886)
Loss on write-off of deferred financing costs	—	9,555	—	9,555	—	9,555
Equity in earnings of subsidiaries	(9,224)	(145)	—	(9,369)	9,369	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	343	(8)	335	—	335
Prepaid expenses and other current assets	—	16	(166)	(150)	—	(150)
Other assets	—	3	(28)	(25)	—	(25)
Accounts payable	—	(450)	—	(450)	—	(450)
Intercompany receivable, net of payable	—	(368)	368	—	—	—
Income taxes payable / refundable	(6,094)	599	—	(5,495)	—	(5,495)
Accrued payroll and other liabilities	—	(1,480)	23	(1,457)	—	(1,457)

Net cash provided by operating activities	—	19,426	598	20,024	—	20,024

Cash flows from investing activities—
Purchase of property	—	(447)	(413)	(860)	—	(860)

Cash flows from financing activities—
Long-term debt repayments	—	(12,260)	—	(12,260)	—	(12,260)

Net increase in cash	—	6,719	185	6,904	—	6,904
Cash—beginning of period	184	4,260	127	4,571	—	4,571

Cash—end of period	$184	$10,979	$312	$11,475	$—	$11,475

Condensed Consolidating Statement of Cash Flow Information of the Registrant for the Period from June 12, 2004 to September 30, 2004 (In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(211)	$6,826	$123	$6,738	$(6,949)	$(211)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	11,682	229	11,911	—	11,911
Amortization of deferred financing costs	646	—	—	646	—	646
Deferred taxes on income	(2,251)	(295)	—	(2,546)	—	(2,546)
Loss (gain) from derivative instruments	27	—	—	27	—	27
Accretion of discount on long-term debt	101	—	—	101	—	101
Equity in earnings of subsidiaries	(6,826)	(123)	—	(6,949)	6,949	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	232	(66)	166	—	166
Prepaid expenses and other current assets	(5)	278	408	681	—	681
Other assets	(40)	(52)		(92)	—	(92)
Accounts payable	—	528	—	528	—	528
Intercompany receivable, net of payable	7,192	(7,355)	163	—	—	—
Income taxes payable / refundable	—	4,941	—	4,941	—	4,941
Accrued payroll and other liabilities	5,719	877	77	6,673	—	6,673

Net cash provided by operating activities	4,352	17,539	934	22,825	—	22,825

Cash flows from investing activities:
Purchase of property	—	(55)	(813)	(868)	—	(868)
Acquisition of business, net of cash acquired	(715,593)	(631)	—	(716,224)	—	(716,224)
Advance to Parent	(124)	—	—	(124)	—	(124)
Intercompany lending	(2,500)	—	—	(2,500)	2,500	—

Net cash provided by (used in) investing activities	(718,217)	(686)	(813)	(719,716)	2,500	(717,216)

Cash flows from financing activities:
Long-term debt borrowings	452,502	—	—	452,502	—	452,502
Long-term debt repayments	(3,750)	(29)	—	(3,779)	—	(3,779)
Loan fees and other financing costs	(14,225)	—	—	(14,225)	—	(14,225)
Capital contribution	279,338	—	—	279,338	—	279,338
Intercompany long-term debt borrowing	—	2,500	—	2,500	(2,500)	—

Net cash provided by financing activities	713,865	2,471	—	716,336	(2,500)	713,836

Net increase in cash	—	19,324	121	19,445	—	19,445
Cash—beginning of period	—	—	—	—	—	—

Cash—end of period	$—	$19,324	$121	$19,445	$—	$19,445

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Form 10-Q/A. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Form 10-Q/A, particularly in “Factors That May Affect Results,” that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in other documents we file from time to time with the SEC.

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

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

	Predecessor	Three Months Ended September 30, 2004	Predecessor	Predecessor	June 12 to September 30, 2004
	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003	January 1 to June 11, 2004
Statement of Operations data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of services:
Interpreters	27.2	27.8	29.1	28.4	27.4
Answer Points	0.4	0.3	0.4	0.4	0.3
Telecommunications	4.4	4.1	5.0	4.5	4.0

Total costs of services	32.0	32.2	34.5	33.3	31.7

Gross margin	68.0	67.8	65.5	66.7	68.3
Other expenses:
Selling, general and administrative.	23.1	15.3	18.7	16.1	15.5
Interest, net	7.3	25.8	8.2	9.2	26.4
Merger related expenses	—	0.2	—	15.2	0.1
Depreciation and amortization	2.6	27.3	2.5	2.7	27.3

Total other expenses	33.0	68.6	29.4	43.2	69.3

Income (loss) before taxes (benefit) on income (loss)	35.0	-0.8	36.1	23.5	-1.0
Taxes (benefit) on income (loss)	13.6	-0.4	14.0	9.2	-0.5

Net income (loss)	21.4%	-0.4%	22.1%	14.3%	-0.5%

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

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make payments. We determine the allowance based upon an evaluation of individual accounts, aging of the portfolio, issues raised by customers that may suggest non-payment, historical experience and/or the current economic environment. We might not continue to experience the same loss rates that we have in the past. If the financial condition of individual customers or the general worldwide economy were to vary materially from the estimates and assumptions made by us, the allowance may require adjustment in the future. We evaluate the adequacy of the allowance on a regular basis, modifying, as necessary, its assumptions, updating its record of historical experience and adjusting reserves as appropriate.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings

Language Line, Inc. is not currently involved in any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)		Exhibits

		31.1	Certification by Dennis G. Dracup pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	Certification by Matthew T. Gibbs II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

		32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(b	)	Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Monterey, California on March 17, 2005.

LANGUAGE LINE, INC.

/s/ Dennis G. Dracup
Dennis G. Dracup
Chief Executive Officer and Director

/s/ Matthew T. Gibbs II
Matthew T. Gibbs II
Chief Financial Officer and Director