Form 10-Q
period 2005-09-30
Language Line, Inc.
filed 2005-11-14
CIK 1301399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

or

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

Yes  ☐    No   ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes  ☐    No   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)

Yes  ☐    No   ☑

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

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

		Page
Part 1. Financial Information

Item 1.	Financial Statements (Unaudited)	1 - 15
	Condensed Consolidated Balance Sheets – December 31, 2004 and September 30, 2005
	Condensed Consolidated Statements of Operations – Three months ended September 30, 2004 and September 30, 2005; Nine months ended September 30, 2004 and September 30, 2005

	Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2004 and September 30, 2005

	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures of Market Risk	20

Item 4.	Controls and Procedures	20

Part 2. Other Information

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	21

Signatures		22

Certifications		Exhibit 31.1 Exhibit 31.2 Exhibit 32.1 Exhibit 32.2

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	December 31, 2004	September 30, 2005
Assets
Current assets:
Cash	$12,164	$15,248
Accounts receivable, net	19,626	21,293
Prepaid expenses and other current assets	1,820	2,202
Deferred taxes on income	411	485

Total current assets	34,021	39,228
Property and equipment, net	5,897	5,022
Goodwill	408,793	408,793
Intangible assets, net	439,793	412,240
Deferred financing costs, net	13,035	11,615
Other assets	1,333	172

Total assets	$902,872	$877,070

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$462	$242
Accrued interest	1,276	9,192
Accrued payroll and related benefits	1,740	830
Accrued cost of interpreters	1,331	1,472
Other accrued liabilities	1,682	1,879
Income taxes payable	2,504	1,965
Current portion of long-term debt	12,947	14,587

Total current liabilities	21,942	30,167
Long-term debt	266,428	243,366
Senior subordinated notes	160,948	161,220
Deferred taxes on income	174,531	167,343

Total liabilities	623,849	602,096

Stockholders’ equity:
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	281,207	281,064
Accumulated deficit	(523)	(4,749)
Deferred stock compensation	(1,661)	(1,341)

Total stockholders’ equity	279,023	274,974

Total liabilities and stockholders’ equity	$902,872	$877,070

See notes to condensed consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

			Predecessor
	Three months ended September 30, 2004	Three months ended September 30, 2005	January 1, 2004 to June 11, 2004	June 12, 2004 to September 30, 2004	Nine months ended September 30, 2005
Revenues	$36,228	$36,362	$64,692	$43,616	$107,786
Cost of services:
Interpreters	10,058	10,809	18,374	11,928	32,216
Telecommunications	1,481	1,365	2,882	1,737	4,098
Answer points	122	69	256	148	233

Total cost of services	11,661	12,243	21,512	13,813	36,547

Gross margin	24,567	24,119	43,180	29,803	71,239

Other expenses:
Selling, general and administrative	5,558	5,603	10,423	6,760	18,685
Interest - net	9,331	10,318	5,982	11,499	30,319
Merger related expenses	64	—	9,848	64	—
Depreciation and amortization	9,907	9,797	1,735	11,911	29,427

Total other expenses	24,860	25,718	27,988	30,234	78,431

Income (loss) before income taxes	(293)	(1,599)	15,192	(431)	(7,192)
Income tax provision (benefit)	(162)	(675)	5,968	(220)	(2,966)

Net income (loss)	$(131)	$(924)	$9,224	$(211)	$(4,226)

See notes to condensed consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Predecessor
	January 1, 2004 to June 11, 2004	June 12, 2004 to September 30, 2004	Nine months ended September 30, 2005
Cash flows from operating activities:
Net income (loss)	$9,224	$(211)	$(4,226)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,735	11,911	29,427
Amortization of deferred financing costs	1,225	646	1,420
Deferred taxes on income	1,300	(2,546)	(7,262)
Tax benefit from stock options exercised	6,094	—	—
Stock based compensation expense	—	—	276
Loss on disposal of property	19	—	—
Loss (gain) from derivative instruments	(1,886)	27	4
Loss on write-off of deferred financing costs	9,555	—	—
Accretion of discount on long-term debt	—	101	273
Effect of changes in operating assets and liabilities:
Accounts receivable	335	166	(1,667)
Prepaid expenses and other current assets	(150)	681	(382)
Other assets	(25)	(92)	62
Accounts payable	(450)	528	(219)
Income taxes payable/refundable	(5,495)	4,941	(539)
Accrued liabilities	(1,457)	6,673	7,343

Net cash provided by operating activities	20,024	22,825	24,510

Cash flows from investing activities :
Purchase of property	(860)	(868)	(999)
Advance to Parent	—	(124)	—
Acquisition of Predecessor, net of cash acquired	—	(716,224)	—

Net cash used in investing activities	(860)	(717,216)	(999)

Cash flows from financing activities :
Long-term debt borrowings	—	452,502	—
Long-term debt repayments	(12,260)	(3,779)	(21,422)
Loan fees and other financing costs	—	(14,225)	—
Proceeds from issuance of common stock	—	279,338	—
Capital contribution from Parent	—	—	995

Net cash provided by (used in) financing activities	(12,260)	713,836	(20,427)

Net increase in cash	6,904	19,445	3,084
Cash - beginning of period	4,571	—	12,164

Cash - end of period	$11,475	$19,445	$15,248

Supplemental cash flow disclosures:
Cash paid for interest	$7,177	$4,791	$20,800

Cash paid (refunded) for income taxes	$4,069	$(2,624)	$4,835

See notes to condensed consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of financial position, results of operations and cash flows of Language Line, Inc. and Subsidiaries (“LLI,” “we,” “us,” or the “Company”) for the interim periods. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 of Language Line, Inc., which are included in the Form 10-K filed with the SEC on April 15, 2005.

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

Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Predecessor, LLC and LLC’s wholly-owned subsidiaries for the period from January 1, 2004 to June 11, 2004, and the accounts of LLI, LLC and LLC’s wholly-owned subsidiaries as of December 31, 2004 and September 30, 2005, for the three months ended September 30, 2004 and 2005, for the period from June 12, 2004 to September 30, 2004, and for the nine months ended September 30, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The following table illustrates the effect on net income if the Predecessor and the Company had applied the fair value recognition provisions of SFAS No. 123 and in accordance with SFAS No. 148, Accounting of Stock-Based Compensation – Transition and Disclosure, An amendment of FASB Statement No. 123, to stock-based employee compensation (in thousands):

	Predecessor
	Three months ended September 30, 2004	Three months ended September 30, 2005	January 1, 2004 to June 11, 2004	June 12, 2004 to September 30, 2004	Nine months ended September 30, 2005
Net income (loss), as reported	$(131)	$(924)	$9,224	$(211)	$(4,226)
Add total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	57	—	—	171
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(57)	(101)	—	(171)

Pro forma net income (loss)	$(131)	$(924)	$9,123	$(211)	$(4,226)

2.	Related Party Transactions

In 2001, the Predecessor loaned $995,000 to an officer in exchange for a note receivable (“Note 1”). Note 1 was secured by the party’s primary residence. In 2002, the Predecessor loaned $100,000 to another officer in exchange for a note receivable (“Note 2”). Note 2 is secured by the Language Line Holdings, LLC common stock. In connection with the Merger, which occurred on June 11, 2004, both of these loans were modified to extend their maturities. These modifications were made when LLI was a private company not subject to the Sarbanes-Oxley Act of 2002 (the “Act”). In September, 2004, LLI became subject to the Act and as a result the loans may not have been compliant with the Act. To address this matter, on April 13, 2005, $1,095,000 was distributed from LLI in the form of a dividend to its parent, LLHI. LLHI then distributed in the form of a dividend that same amount to its parent, Language Line Holdings III, Inc. (the “Parent”). Parent then made new loans to the executives in the same amount as the loans held by LLI. The loans held by LLI were simultaneously repaid in full by the officers. Each of the dividends and loans mentioned above that occurred on April 13, 2005 were effected in non-cash transactions. This action required a waiver from the lenders party to LLI’s credit agreement, which was obtained on April 13, 2005. On May 18, 2005, a capital contribution in the amount of $995,000 was made by the Parent to LLHI when one of the officers repaid his loan to the Parent.

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

The following information sets forth, on a condensed consolidating basis, balance sheet information as of December 31, 2004 and September 30, 2005, statements of operations information for the three months ended September 30, 2004 and 2005, for the period from January 1, 2004 to June 11, 2004, for the period from June 12, 2004 to September 30, 2004, and for the nine months ended September 30, 2005, and statement of cash flow information for the period from January 1, 2004 to June 11, 2004, for the period from June 12, 2004 to September 30, 2004, and for the nine months ended September 30, 2005 for LLI (the “Registrant”), the Guarantor Subsidiaries and foreign subsidiaries of LLI that are not guaranteeing the Notes (the “Non-Guarantor Subsidiaries”). Income tax expense (benefit) is allocated among entities based upon taxable income (loss) by jurisdiction within each group.

Condensed Consolidating Balance Sheet Information of the Registrant as of December 31, 2004 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$11,983	$181	$12,164	$—	$12,164
Accounts receivable - net	—	19,244	382	19,626	—	19,626
Intercompany receivable	—	38,798	—	38,798	(38,798)	—
Prepaid expenses and other current assets	164	1,540	116	1,820	—	1,820
Deferred taxes on income	411	—	—	411	—	411

Total current assets	575	71,565	679	72,819	(38,798)	34,021
Property and equipment - net	—	3,562	2,335	5,897	—	5,897
Goodwill	—	408,793	—	408,793	—	408,793
Intangible assets - net	—	439,793	—	439,793	—	439,793
Deferred financing costs - net	13,035	—	—	13,035	—	13,035
Investment in subsidiaries	739,716	673	—	740,389	(740,389)	—
Other assets	5	1,260	68	1,333	—	1,333

Total assets	$753,331	$925,646	$3,082	$1,682,059	$(779,187)	$902,872

Liabilities, Member’s Capital and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$462	$—	$462	$—	$462
Intercompany payable	36,772	—	2,026	38,798	(38,798)	—
Accrued interest	1,228	48	—	1,276	—	1,276
Accrued payroll and related benefits	—	1,689	51	1,740	—	1,740
Accrued cost of interpreters	—	1,122	209	1,331	—	1,331
Other accrued liabilities	183	1,376	123	1,682	—	1,682
Income taxes payable	327	2,177	—	2,504	—	2,504
Current portion of long-term debt	12,000	947	—	12,947	—	12,947

Total current liabilities	50,510	7,821	2,409	60,740	(38,798)	21,942
Long-term debt	265,500	928	—	266,428	—	266,428
Senior subordinated notes	160,948	—	—	160,948	—	160,948
Deferred income taxes	(4,311)	178,842	—	174,531	—	174,531

Total liabilities	472,647	187,591	2,409	662,647	(38,798)	623,849

Member’s capital	—	738,055	673	738,728	(738,728)	—

Stockholders’ equity:
Common stock	—	—	—	—	—	—
Additional paid-in-capital	281,207	—	—	281,207	—	281,207
Accumulated deficit	(523)	—	—	(523)	—	(523)
Deferred stock compensation	—	—	—	—	(1,661)	(1,661)

Total stockholders’ equity	280,684	—	—	280,684	(1,661)	279,023

Total liabilities, member’s capital and stockholders’ equity	$753,331	$925,646	$3,082	$1,682,059	$(779,187)	$902,872

Condensed Consolidating Balance Sheet Information of the Registrant as of September 30, 2005 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$15,145	$103	$15,248	$—	$15,248
Accounts receivable - net	—	20,813	480	21,293	—	21,293
Intercompany receivable	—	74,584	—	74,584	(74,584)	—
Prepaid expenses and other current assets	163	1,794	245	2,202	—	2,202
Deferred taxes on income	485	—	—	485	—	485

Total current assets	648	112,336	828	113,812	(74,584)	39,228
Property and equipment - net	—	3,297	1,725	5,022	—	5,022
Goodwill	—	408,793	—	408,793	—	408,793
Intangible assets - net	—	412,240	—	412,240	—	412,240
Deferred financing costs - net	11,615	—	—	11,615	—	11,615
Investment in subsidiaries	752,970	1,015	—	753,985	(753,985)	—
Other assets	—	85	87	172	—	172

Total assets	$765,233	$937,766	$2,640	$1,705,639	$(828,569)	$877,070

Liabilities, Member’s Capital and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$242	$—	$242	$—	$242
Intercompany payable	73,374	—	1,210	74,584	(74,584)	—
Accrued interest	9,170	22	—	9,192	—	9,192
Accrued payroll and related benefits	—	820	10	830	—	830
Accrued cost of interpreters	—	1,213	259	1,472	—	1,472
Other accrued liabilities	—	1,733	146	1,879	—	1,879
Income taxes payable	(3,339)	5,304	—	1,965	—	1,965
Current portion of long-term debt	13,640	947	—	14,587	—	14,587

Total current liabilities	92,845	10,281	1,625	104,751	(74,584)	30,167
Long-term debt	243,366	—	—	243,366	—	243,366
Senior subordinated notes	161,220	—	—	161,220	—	161,220
Deferred income taxes	(8,513)	175,856	—	167,343	—	167,343

Total liabilities	488,918	186,137	1,625	676,680	(74,584)	602,096

Member’s capital	—	751,629	1,015	752,644	(752,644)	—

Stockholders’ equity:
Common stock	—	—	—	—	—	—
Additional paid-in-capital	281,064	—	—	281,064	—	281,064
Accumulated deficit	(4,749)	—	—	(4,749)	—	(4,749)
Deferred stock compensation	—	—	—	—	(1,341)	(1,341)

Total stockholders’ equity	276,315	—	—	276,315	(1,341)	274,974

Total liabilities, member’s capital and stockholders’ equity	$765,233	$937,766	$2,640	$1,705,639	$(828,569)	$877,070

Condensed Consolidating Statements of Operations Information of the Registrant for the Three Months Ended September 30, 2004 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$36,107	$3,704	$39,811	$(3,583)	$36,228
Cost of services:
Interpreters	—	7,537	2,521	10,058	—	10,058
Telecommunications	—	1,457	24	1,481	—	1,481
Answer points	—	45	77	122	—	122

Total cost of services	—	9,039	2,622	11,661	—	11,661

Gross margin	—	27,068	1,082	28,150	(3,583)	24,567

Other expenses:
Selling, general and administrative	—	8,429	712	9,141	(3,583)	5,558
Interest - net	9,349	(18)	—	9,331	—	9,331
Merger related expenses	—	64	—	64	—	64
Depreciation and amortization	—	9,707	200	9,907	—	9,907

Total other expenses	9,349	18,182	912	28,443	(3,583)	24,860

Income (loss) from operations	(9,349)	8,886	170	(293)	—	(293)
Equity earnings from subsidiaries	9,056	170	—	9,226	(9,226)	—

Income (loss) before income taxes	(293)	9,056	170	8,933	(9,226)	(293)
Income tax provision (benefit)	(162)	5,009	95	4,942	(5,104)	(162)

Net income (loss)	$(131)	$4,047	$75	$3,991	$(4,122)	$(131)

Condensed Consolidating Statements of Operations Information of the Registrant for the Three Months Ended September 30, 2005 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$36,108	$4,770	$40,878	$(4,516)	$36,362
Cost of services:
Interpreters	—	7,440	3,369	10,809	—	10,809
Telecommunications	—	1,347	18	1,365	—	1,365
Answer points	—	45	24	69	—	69

Total cost of services	—	8,832	3,411	12,243	—	12,243

Gross margin	—	27,276	1,359	28,635	(4,516)	24,119

Other expenses:
Selling, general and administrative	—	9,172	947	10,119	(4,516)	5,603
Interest - net	10,326	(7)	(1)	10,318	—	10,318
Depreciation and amortization	—	9,600	197	9,797	—	9,797

Total other expenses	10,326	18,765	1,143	30,234	(4,516)	25,718

Income (loss) from operations	(10,326)	8,511	216	(1,599)	—	(1,599)
Equity earnings from subsidiaries	8,727	216	—	8,943	(8,943)	—

Income (loss) before income taxes	(1,599)	8,727	216	7,344	(8,943)	(1,599)
Income tax provision (benefit)	(675)	3,613	89	3,027	(3,702)	(675)

Net income (loss)	$(924)	$5,114	$127	$4,317	$(5,241)	$(924)

Condensed Consolidating Statements of Operations Information of the Predecessor for the Period from January 1, 2004 to June 11, 2004 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$64,427	$5,239	$69,666	$(4,974)	$64,692
Cost of services:
Interpreters	—	14,757	3,617	18,374	—	18,374
Telecommunications	—	2,863	19	2,882	—	2,882
Answer points	—	102	154	256	—	256

Total cost of services	—	17,722	3,790	21,512	—	21,512

Gross margin	—	46,705	1,449	48,154	(4,974)	43,180

Other expenses:
Selling, general and administrative	—	14,451	946	15,397	(4,974)	10,423
Interest - net	—	5,982	—	5,982	—	5,982
Merger related expenses	—	9,848	—	9,848	—	9,848
Depreciation and amortization	—	1,471	264	1,735	—	1,735

Total other expenses	—	31,752	1,210	32,962	(4,974)	27,988

Income from operations	—	14,953	239	15,192	—	15,192
Equity earnings from subsidiaries	15,192	239	—	15,431	(15,431)	—

Income before income taxes	15,192	15,192	239	30,623	(15,431)	15,192
Income tax provision	5,968	5,968	94	12,030	(6,062)	5,968

Net income	$9,224	$9,224	$145	$18,593	$(9,369)	$9,224

Condensed Consolidating Statements of Operations Information of the Registrant for the Period from June 12, 2004 to September 30, 2004 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$43,472	$4,416	$47,888	$(4,272)	$43,616
Cost of services:
Interpreters	—	8,986	2,942	11,928	—	11,928
Telecommunications	—	1,711	26	1,737	—	1,737
Answer points	—	55	93	148	—	148

Total cost of services	—	10,752	3,061	13,813	—	13,813

Gross margin	—	32,720	1,355	34,075	(4,272)	29,803

Other expenses:
Selling, general and administrative	—	10,106	926	11,032	(4,272)	6,760
Interest - net	11,523	(24)	—	11,499	—	11,499
Merger related expenses	—	64	—	64	—	64
Depreciation and amortization	—	11,682	229	11,911	—	11,911

Total other expenses	11,523	21,828	1,155	34,506	(4,272)	30,234

Income (loss) from operations	(11,523)	10,892	200	(431)	—	(431)
Equity earnings from subsidiaries	11,092	200	—	11,292	(11,292)	—

Income (loss) before income taxes	(431)	11,092	200	10,861	(11,292)	(431)
Income tax provision (benefit)	(220)	4,266	77	4,123	(4,343)	(220)

Net income (loss)	$(211)	$6,826	$123	$6,738	$(6,949)	$(211)

Condensed Consolidating Statements of Operations Information of the Registrant for the Nine Months Ended September 30, 2005 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$107,156	$13,377	$120,533	$(12,747)	$107,786
Cost of services:
Interpreters	—	22,875	9,341	32,216	—	32,216
Telecommunications	—	4,048	50	4,098	—	4,098
Answer points	—	141	92	233	—	233

Total cost of services	—	27,064	9,483	36,547	—	36,547

Gross margin	—	80,092	3,894	83,986	(12,747)	71,239

Other expenses:
Selling, general and administrative	—	28,735	2,697	31,432	(12,747)	18,685
Interest - net	30,438	(118)	(1)	30,319	—	30,319
Depreciation and amortization	—	28,811	616	29,427	—	29,427

Total other expenses	30,438	57,428	3,312	91,178	(12,747)	78,431

Income (loss) from operations	(30,438)	22,664	582	(7,192)	—	(7,192)
Equity earnings from subsidiaries	23,246	582	—	23,828	(23,828)	—

Income (loss) before income taxes	(7,192)	23,246	582	16,636	(23,828)	(7,192)
Income tax provision (benefit)	(2,966)	9,572	240	6,846	(9,812)	(2,966)

Net income (loss)	$(4,226)	$13,674	$342	$9,790	$(14,016)	$(4,226)

Condensed Consolidating Statement of Cash Flow Information of the Predecessor for the Period from January 1, 2004 to June 11, 2004 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$9,224	$9,224	$145	$18,593	$(9,369)	$9,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	1,471	264	1,735	—	1,735
Amortization of deferred financing costs	—	1,225	—	1,225	—	1,225
Deferred taxes on income	—	1,300	—	1,300	—	1,300
Tax benefit from stock options exercised	6,094	—	—	6,094	—	6,094
Loss on disposal of property	—	19	—	19	—	19
Gain from derivative instruments	—	(1,886)	—	(1,886)	—	(1,886)
Loss on write-off of deferred financing costs	—	9,555	—	9,555	—	9,555
Equity in earnings of subsidiaries	(9,224)	(145)	—	(9,369)	9,369	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	343	(8)	335	—	335
Prepaid expenses and other current assets	—	16	(166)	(150)	—	(150)
Other assets	—	3	(28)	(25)	—	(25)
Accounts payable	—	(450)	—	(450)	—	(450)
Intercompany receivable, net of payable	—	(368)	368	—	—	—
Income taxes payable/refundable	(6,094)	599	—	(5,495)	—	(5,495)
Accrued liabilities	—	(1,480)	23	(1,457)	—	(1,457)

Net cash provided by operating activities	—	19,426	598	20,024	—	20,024

Cash flows from investing activities:
Purchase of property	—	(447)	(413)	(860)	—	(860)

Cash flows from financing activities:
Long-term debt repayments	—	(12,260)	—	(12,260)	—	(12,260)

Net increase in cash	—	6,719	185	6,904	—	6,904
Cash - beginning of period	184	4,260	127	4,571	—	4,571

Cash - end of period	$184	$10,979	$312	$11,475	$—	$11,475

Condensed Consolidating Statement of Cash Flow Information of the Registrant for the Period from June 12, 2004 to September 30, 2004 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(211)	$6,826	$123	$6,738	$(6,949)	$(211)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	11,682	229	11,911	—	11,911
Amortization of deferred financing costs	646	—	—	646	—	646
Deferred taxes on income	(2,251)	(295)	—	(2,546)	—	(2,546)
Loss from derivative instruments	27	—	—	27	—	27
Accretion of discount on long-term debt	101	—	—	101	—	101
Equity in earnings of subsidiaries	(6,826)	(123)	—	(6,949)	6,949	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	232	(66)	166	—	166
Prepaid expenses and other current assets	(5)	278	408	681	—	681
Other assets	(40)	(52)	—	(92)	—	(92)
Accounts payable	—	528	—	528	—	528
Intercompany receivable, net of payable	7,192	(7,355)	163	—	—	—
Income taxes payable/refundable	—	4,941	—	4,941	—	4,941
Accrued liabilities	5,719	878	76	6,673	—	6,673

Net cash provided by operating activities	4,352	17,540	933	22,825	—	22,825

Cash flows from investing activities:
Purchase of property	—	(55)	(813)	(868)	—	(868)
Acquisition of business, net of cash acquired	(715,593)	(631)	—	(716,224)	—	(716,224)
Advance to Parent	(124)	—	—	(124)	—	(124)
Intercompany lending	(2,500)	—	—	(2,500)	2,500	—

Net cash used in investing activities	(718,217)	(686)	(813)	(719,716)	2,500	(717,216)

Cash flows from financing activities:
Long-term debt borrowings	452,502	—	—	452,502	—	452,502
Long-term debt repayments	(3,750)	(29)	—	(3,779)	—	(3,779)
Loan fees and other financing costs	(14,225)	—	—	(14,225)	—	(14,225)
Capital contribution	279,338	—	—	279,338	—	279,338
Intercompany long-term debt borrowing	—	2,500	—	2,500	(2,500)	—

Net cash provided by financing activities	713,865	2,471	—	716,336	(2,500)	713,836

Net increase in cash	—	19,325	120	19,445	—	19,445
Cash - beginning of period	—	—	—	—	—	—

Cash - end of period	$—	$19,325	$120	$19,445	$—	$19,445

Condensed Consolidating Statement of Cash Flow Information of the Registrant for the Nine Months Ended September 30, 2005 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(4,226)	$13,674	$342	$9,790	$(14,016)	$(4,226)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	28,811	616	29,427	—	29,427
Amortization of deferred financing costs	1,420	—	—	1,420	—	1,420
Deferred taxes on income	(4,276)	(2,986)	—	(7,262)	—	(7,262)
Stock based compensation expense	—	276	—	276	—	276
Accretion of discount on long-term debt	273	—	—	273	—	273
Loss from derivative instruments	4	—	—	4	—	4
Equity in earnings of subsidiaries	(13,674)	(342)	—	(14,016)	14,016	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	(1,569)	(98)	(1,667)	—	(1,667)
Prepaid expenses and other current assets	—	(253)	(129)	(382)	—	(382)
Other assets	—	80	(18)	62	—	62
Accounts payable	—	(219)	—	(219)	—	(219)
Intercompany receivable, net of payable	36,880	(36,064)	(816)	—	—	—
Income taxes payable/refundable	(3,666)	3,127	—	(539)	—	(539)
Accrued liabilities	7,760	(449)	32	7,343	—	7,343

Net cash provided by (used in) operating activities	20,495	4,086	(71)	24,510	—	24,510

Cash flows from investing activities:
Purchase of property	—	(992)	(7)	(999)	—	(999)

Cash flows from financing activities:
Long-term debt repayments	(20,495)	(927)	—	(21,422)	—	(21,422)
Capital contribution from Parent	—	995	—	995	—	995

Net cash provided by (used in) financing activities	(20,495)	68	—	(20,427)	—	(20,427)

Net increase (decrease) in cash	—	3,162	(78)	3,084	—	3,084
Cash - beginning of period	—	11,983	181	12,164	—	12,164

Cash - end of period	$—	$15,145	$103	$15,248	$—	$15,248

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

			Predecessor
	Three months ended September 30, 2004	Three months ended September 30, 2005	January 1, 2004 to June 11, 2004	June 12, 2004 to September 30, 2004	Nine months ended September 30, 2005
Statement of Operations data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of services:
Interpreters	27.8%	29.7%	28.4%	27.3%	29.9%
Telecommunications	4.1%	3.8%	4.5%	4.0%	3.8%
Answer points	0.3%	0.2%	0.4%	0.3%	0.2%

Total cost of services	32.2%	33.7%	33.3%	31.6%	33.9%

Gross margin	67.8%	66.3%	66.7%	68.4%	66.1%
Other expenses:
Selling, general and administrative	15.3%	15.4%	16.1%	15.5%	17.3%
Interest, net	25.8%	28.4%	9.2%	26.4%	28.1%
Merger related expenses	0.2%	0.0%	15.2%	0.1%	0.0%
Depreciation and amortization	27.3%	26.9%	2.7%	27.3%	27.3%

Total other expenses	68.6%	70.7%	43.2%	69.3%	72.7%

Income (loss) before income taxes	(0.8)%	(4.4)%	23.5%	(0.9)%	(6.6)%
Income tax provision (benefit)	(0.4)%	(1.9)%	9.2%	(0.5)%	(2.8)%

Net income (loss)	(0.4)%	(2.5)%	14.3%	(0.4)%	(3.8)%

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004.

Revenues for the three months ended September 30, 2005 were $36.4 million as compared to $36.2 million for the three months ended September 30, 2004, representing an increase of $0.2 million or approximately 1.0%. The increase in revenue was driven primarily by an 8.0% increase in OPI billed minutes, offset by a 7.6% decline in the average rate per billed minute.

For the three months ended September 30, 2005, cost of services were $12.2 million as compared to $11.7 million for the comparable period in 2004, representing an increase of $0.5 million or 4.3%. This increase was primarily due to increased interpretation minutes, offset by efficiencies gained from continued business process improvements.

Selling, general and administrative expenses for the three months ended September 30, 2005 were relatively flat at $5.6 million as compared to $5.6 million for the three months ended September 30, 2004.

Overall, operating margins decreased to 50.9% for the three months ended September 30, 2005 from 52.5% for the three months ended September 30, 2004 due to the factors described above.

Interest expense for the three months ended September 30, 2005 was $10.3 million as compared to $9.3 million for the three months ended September 30, 2004. The increase in interest expense is primarily due to an increase in the reserve-adjusted LIBOR rate with respect to the senior secured term loan facility. Borrowings under the senior secured term loan facility bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR.

Depreciation and amortization for the three months ended September 30, 2005 was relatively flat at $9.8 million as compared to $9.9 million for the three months ended September 30, 2004.

The tax benefit on loss for the three months ended September 30, 2005 was $675,000 as compared to $162,000 for the three months ended September 30, 2004. The increase in the tax benefit was primarily due to additional interest expense of approximately $1.0 million for the three months ended September 30, 2005 when compared to the three months ended September 30, 2004.

As a result of the factors described above, net loss was $924,000 and $131,000 for the three months ended September 30, 2005 and September 30, 2004, respectively.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004.

Revenues for the nine months ended September 30, 2005 were $107.8 million as compared to $108.3 million for the nine months ended September 30, 2004, representing a decrease of less than 1.0%. The decrease in revenue was driven primarily by an 8.5% decline in the average rate per billed minute, offset by an 8.2% increase in OPI billed minutes.

For the nine months ended September 30, 2005, cost of services were $36.5 million as compared to $35.3 million for the comparable period in 2004, representing an increase of $1.2 million or 3.4%. This increase was primarily due to increased interpretation minutes, offset by efficiencies gained from continued business process improvements.

Selling, general and administrative expenses for the nine months ended September 30, 2005 were $18.7 million as compared to $17.2 million for the nine months ended September 30, 2004, an increase of $1.5 million or 8.7%. This increase was primarily the result of an increase in sales initiatives, in addition to increased audit and tax related fees, including Sarbanes-Oxley compliance costs.

Overall, operating margins decreased to 48.8% for the nine months ended September 30, 2005 from 51.5% for the nine months ended September 30, 2004 due to the factors described above.

Interest expense for the nine months ended September 30, 2005 was $30.3 million as compared to $17.5 million for the nine months ended September 30, 2004. This increase was primarily the result of the additional debt incurred as part of the Merger.

Depreciation and amortization was $29.4 million for the nine months ended September 30, 2005 as compared to $13.6 million for the nine months ended September 30, 2004, an increase of $15.8 million. This increase is principally attributable to the amortization of intangibles resulting from the Merger.

The tax benefit on loss for the nine months ended September 30, 2005 was $3.0 million as compared to $5.7 million of tax expense on income for the nine months ended September 30, 2004. This change from an expense to a benefit was driven by additional interest, depreciation and amortization expense.

As a result of the factors described above, net loss was $4.2 million for the nine months ended September 30, 2005 as compared to net income of $9.0 million for the nine months ended September 30, 2004.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the nine months ending September 30, 2005 was $24.5 million, compared with net cash provided by operating activities during the nine months ending September 30, 2004 of $42.8 million. This decrease is mainly attributable to an increase in interest payments related to the long-term debt and the senior subordinated, a decrease in earnings and the timing of tax payments.

Investing Activities. Net cash used in investing activities was $1.0 million for the nine months ending September 30, 2005, compared to net cash used in investing activities of $718.1 million for the same period in 2004. This decrease was primarily attributable to the $716.2 million of cash used in 2004 for the acquisition of the Predecessor company, net of cash acquired.

Financing Activities. Net cash used in financing activities during the nine months ending September 30, 2005 was $20.4 million, compared to net cash provided by financing activities of $701.5 million during the nine months ending September 30, 2004. The decrease when compared to 2004 is primarily the result of $507.5 million of cash provided through debt borrowings and $226.3 million of cash provided resulting from proceeds from the issuance of common stock, all as part of the Merger. In addition there was $21.4 million of long-term debt repayments made during the nine months ending September 30, 2005, compared to $16.0 million for the same period in 2004.

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

Debt Service. As of September 30, 2005, we had total indebtedness of $419.2 million and $40.0 million of borrowings available under our senior secured credit facilities subject to customary conditions.

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

Capital Expenditures. We anticipate that we will spend approximately $2.0 million on capital expenditures in 2005 and $3.0 million in 2006.

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of September 30, 2005 (dollars in thousands):

	Revolving Credit Facility	Notes Payable to Other	Term Loans	Senior Subordinated Notes	Operating and Capital Leases	Total
Remainder of 2005	$—	$—	$2,872	$—	$1,047	$3,919
2006	—	960	14,358	—	4,068	19,386
2007	—	—	14,358	—	3,805	18,163
2008	—	—	14,358	—	2,375	16,733
2009	—	—	14,358	—	788	15,146
Thereafter	—	—	196,703	165,000	672	362,375

Total	$—	$960	$257,007	$165,000	$12,755	$435,722

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

We are exposed to certain market risks as part of our on going business operations. Primary exposure includes changes in interest rates as borrowings under our senior credit facilities bear interest at floating rates based on LIBOR or the prime rate, in each case plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes affect the fair market value but do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Monterey, California on November 14, 2005.

LANGUAGE LINE, INC.

/s/ Dennis G. Dracup
Dennis G. Dracup
Chief Executive Officer and Director

/s/ Matthew T. Gibbs II
Matthew T. Gibbs II
Chief Financial Officer and Director