Form 10-Q
period 2006-03-31
Language Line, Inc.
filed 2006-05-15
CIK 1301399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

or

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

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Language Line Holdings, LLC owns 100% of the registrant’s common stock.

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

  The financial statements presented have not been reviewed or audited by an independent auditor. See Explanatory Note A on page 4.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	December 31, 2005	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$13,991	$17,976
Accounts receivable, net	22,329	23,447
Prepaid expenses and other current assets	2,845	2,463
Deferred taxes on income	626	715

Total current assets	39,791	44,601
Property and equipment, net	4,991	5,418
Goodwill	408,793	408,793
Intangible assets, net	403,056	393,872
Deferred financing costs, net	11,425	10,938
Other assets	96	328

Total assets	$868,152	$863,950

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,208	$457
Accrued interest	4,848	9,403
Accrued payroll and related benefits	817	838
Accrued cost of interpreters	1,288	1,214
Other accrued liabilities	1,786	2,467
Income taxes payable	2,488	3,913
Current portion of long-term debt	18,638	15,025

Total current liabilities	31,073	33,317
Long-term debt	236,431	232,892
Senior subordinated notes	161,315	161,414
Deferred taxes on income	163,188	161,093

Total liabilities	592,007	588,716

Stockholders’ equity:
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	281,064	281,437
Accumulated deficit	(3,667)	(4,672)
Deferred stock compensation	(1,252)	(1,531)

Total stockholders’ equity	276,145	275,234

Total liabilities and stockholders’ equity	$868,152	$863,950

See notes to condensed consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three months ended March 31, 2005	Three months ended March 31, 2006
Revenues	$35,922	$40,046
Cost of services	12,202	14,097

Gross margin	23,720	25,949

Other expenses:
Selling, general and administrative	6,553	7,185
Interest - net	9,926	10,627
Depreciation and amortization	9,834	9,766

Total other expenses	26,313	27,578

Loss before income taxes	(2,593)	(1,629)
Income tax benefit	(1,054)	(624)

Net loss	$(1,539)	$(1,005)

See notes to condensed consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31, 2005	Three months ended March 31, 2006
Cash flows from operating activities:
Net loss	$(1,539)	$(1,005)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,834	9,766
Amortization of deferred financing costs	474	486
Deferred taxes on income	(2,025)	(2,183)
Stock based compensation expense	92	95
Accretion of discount on long-term debt	89	99
Effect of changes in operating assets and liabilities:
Accounts receivable	93	(1,117)
Prepaid expenses and other current assets	(762)	381
Other assets	(1)	(232)
Accounts payable	360	(752)
Income taxes payable/refundable	(1,866)	1,425
Accrued payroll and other liabilities	4,162	5,185

Net cash provided by operating activities	8,911	12,148

Cash flows from investing activities :
Purchase of property	(82)	(1,009)

Cash flows from financing activities :
Long-term debt repayments	(14,768)	(7,153)
Purchase of treasury stock	—	(1)

Net cash used in financing activities	(14,768)	(7,154)
Net increase (decrease) in cash and cash equivalents	(5,939)	3,985
Cash and cash equivalents - beginning of period	12,164	13,991

Cash and cash equivalents - end of period	$6,225	$17,976

Supplemental cash flow disclosures:
Cash paid for interest	$4,893	$5,495

Cash paid for income taxes	$2,838	$134

See notes to condensed consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

EXPLANATORY NOTE A - BASIS OF PRESENTATION

We recently engaged PricewaterhouseCoopers LLP (“PWC”) as our new independent accountants to audit our financial statements, as previously disclosed on our Current Report on Form 8-K filed on May 4, 2006, as amended by our Current Report on Form 8-K/A filed on May 5, 2006. However, because of the proximity of the engagement of PWC to the release of this Quarterly Report on Form 10-Q, PWC was not able to perform the review of our condensed consolidated financial statements contained herein. Therefore, we are filing the condensed consolidated financial statements contained throughout this Quarterly Report on Form 10-Q as “unreviewed” and “unaudited.”

1.	Organization and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 of Language Line, Inc., which are included in the Form 10-K filed with the SEC on April 12, 2006.

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

Cash Equivalents - Cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased.

Principles of Consolidation - The condensed consolidated financial statements include the accounts of LLI, LLC and LLC’s wholly-owned subsidiaries as of December 31, 2005 and March 31, 2006, and for the three months ended March 31, 2005 and 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation - The Company continues to account for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, elected under Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended.

The following table illustrates the effect on net income if the Predecessor and the Company had applied the fair value recognition provisions of SFAS No. 123 and in accordance with SFAS No. 148, Accounting of Stock-Based Compensation – Transition and Disclosure, An amendment of FASB Statement No. 123, to stock-based employee compensation (in thousands):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
Net loss, as reported	$(1,539)	$(1,005)
Add total stock-based employee compensation expense included in reported net income, net of related tax effects	57	62
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(57)	(62)

Pro forma net loss	$(1,539)	$(1,005)

2.	Guarantor and Non-Guarantor Subsidiaries

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

The following information sets forth, on a condensed consolidating basis, balance sheet information as of December 31, 2005 and March 31, 2006, statements of operations and comprehensive income (loss) information for the three months ended March 31, 2005 and 2006, and statement of cash flow information for the three months ended March 31, 2005 and 2006 for LLI (the “Registrant”), the Guarantor Subsidiaries and foreign subsidiaries of LLI that are not guaranteeing the Notes (the “Non-Guarantor Subsidiaries”). Income tax expense (benefit) is allocated among entities based upon taxable income (loss) by jurisdiction within each group.

Condensed Consolidating Balance Sheet

Information of the Registrant as of December 31,

2005 (In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$13,436	$555	$13,991	$—	$13,991
Accounts receivable - net	—	21,944	385	22,329	—	22,329
Intercompany receivable	—	78,719	—	78,719	(78,719)	—
Prepaid expenses and other current assets	164	2,073	608	2,845	—	2,845
Refundable income taxes	—	—	—	—	—	—
Deferred taxes on income	626	—	—	626	—	626

Total current assets	790	116,172	1,548	118,510	(78,719)	39,791
Property and equipment - net	—	3,283	1,708	4,991	—	4,991
Goodwill	—	408,793	—	408,793	—	408,793
Intangible assets - net	—	403,056	—	403,056	—	403,056
Deferred financing costs - net	11,425	—	—	11,425	—	11,425
Investment in subsidiaries	748,117	857	—	748,974	(748,974)	—
Other assets	—	9	87	96	—	96

Total assets	$760,332	$932,170	$3,343	$1,695,845	$(827,693)	$868,152

Liabilities, Member’s Capital and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$1,208	$—	$1,208	$—	$1,208
Intercompany payable	76,718	—	2,001	78,719	(78,719)	—
Accrued interest	4,821	27	—	4,848	—	4,848
Accrued payroll and related benefits	—	779	38	817	—	817
Accured cost of interpreters	—	986	302	1,288	—	1,288
Other accrued liabilities	1	1,640	145	1,786	—	1,786
Income taxes payable	(2,816)	5,304	—	2,488	—	2,488
Current portion of long-term debt	17,703	935	—	18,638	—	18,638

Total current liabilities	96,427	10,879	2,486	109,792	(78,719)	31,073
Long-term debt	236,431	—	—	236,431	—	236,431
Senior subordinated notes	161,315	—	—	161,315	—	161,315
Deferred income taxes	(11,238)	174,426	—	163,188	—	163,188

Total liabilities	482,935	185,305	2,486	670,726	(78,719)	592,007

Member’s capital	—	746,865	857	747,722	(747,722)	—

Stockholders’ equity:
Common stock	—	—	—	—	—	—
Additional paid-in-capital	281,064	—	—	281,064	—	281,064
Accumulated deficit	(3,667)	—	—	(3,667)	—	(3,667)
Deferred stock compensation	—	—	—	—	(1,252)	(1,252)

Total stockholders’ equity	277,397	—	—	277,397	(1,252)	276,145

Total liabilities, member’s capital and stockholders’ equity	$760,332	$932,170	$3,343	$1,695,845	$(827,693)	$868,152

Condensed Consolidating Balance Sheet

Information of the Registrant as of March 31, 2006

(In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$17,072	$904	$17,976	$—	$17,976
Accounts receivable - net	—	22,961	486	23,447	—	23,447
Intercompany receivable	—	81,381	—	81,381	(81,381)	—
Prepaid expenses and other current assets	164	1,744	555	2,463	—	2,463
Refundable income taxes	—	—	—	—	—	—
Deferred taxes on income	715	—	—	715	—	715

Total current assets	879	123,158	1,945	125,982	(81,381)	44,601
Property and equipment - net	—	3,503	1,915	5,418	—	5,418
Goodwill	—	408,793	—	408,793	—	408,793
Intangible assets - net	—	393,872	—	393,872	—	393,872
Deferred financing costs - net	10,938	—	—	10,938	—	10,938
Investment in subsidiaries	753,968	1,004	—	754,972	(754,972)	—
Other assets	—	240	88	328	—	328

Total assets	$765,785	$930,570	$3,948	$1,700,303	$(836,353)	$863,950

Liabilities, Member’s Capital and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$457	$—	$457	$—	$457
Intercompany payable	78,681	—	2,700	81,381	(81,381)	—
Accrued interest	9,314	89	—	9,403	—	9,403
Accrued payroll and related benefits	—	838	—	838	—	838
Accrued cost of interpreters	—	1,142	72	1,214	—	1,214
Other accrued liabilities	—	2,295	172	2,467	—	2,467
Income taxes payable	4,047	(134)	—	3,913	—	3,913
Current portion of long-term debt	14,108	917	—	15,025	—	15,025

Total current liabilities	106,150	5,604	2,944	114,698	(81,381)	33,317
Long-term debt	232,892	—	—	232,892	—	232,892
Senior subordinated notes	161,414	—	—	161,414	—	161,414
Senior discount notes	—	—	—	—	—	—
Deferred income taxes	(11,436)	172,529	—	161,093	—	161,093

Total liabilities	489,020	178,133	2,944	670,097	(81,381)	588,716

Member’s capital	—	752,437	1,004	753,441	(753,441)	—

Stockholders’ equity:
Common stock	—	—	—	—	—	—
Additional paid-in-capital	281,437	—	—	281,437	—	281,437
Accumulated deficit	(4,672)	—	—	(4,672)	—	(4,672)
Deferred stock compensation	—	—	—	—	(1,531)	(1,531)

Total stockholders’ equity	276,765	—	—	276,765	(1,531)	275,234

Total liabilities, member’s capital and stockholders’ equity	$765,785	$930,570	$3,948	$1,700,303	$(836,353)	$863,950

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

Condensed Consolidating Statements of Operations and

Comprehensive Income (Loss) Information of the Registrant for

the Three Months Ended March 31, 2006 (In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$39,794	$5,072	$44,866	$(4,820)	$40,046
Cost of services	—	10,443	3,654	14,097	—	14,097

Gross margin	—	29,351	1,418	30,769	(4,820)	25,949

Other expenses:
Selling, general and administrative	—	11,016	989	12,005	(4,820)	7,185
Interest - net	10,673	(43)	(3)	10,627	—	10,627
Depreciation and amortization	—	9,574	192	9,766	—	9,766

Total other expenses	10,673	20,547	1,178	32,398	(4,820)	27,578

Income (loss) from operations	(10,673)	8,804	240	(1,629)	—	(1,629)
Equity earnings (losses) from subsidiaries	9,044	240	—	9,284	(9,284)	—

Income (loss) before income taxes	(1,629)	9,044	240	7,655	(9,284)	(1,629)
Income tax provision (benefit)	(624)	3,476	92	2,944	(3,568)	(624)

Net income (loss) and comprehensive income (loss)	$(1,005)	$5,568	$148	$4,711	$(5,716)	$(1,005)

Condensed Consolidating Statement of Cash Flow

Information of the Registrant for the Three Months Ended

March 31, 2005 (In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(1,539)	$4,345	$99	$2,905	$(4,444)	$(1,539)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	9,608	226	9,834	—	9,834
Amortization of deferred financing costs	474	—	—	474	—	474
Deferred taxes on income	(2,025)	—	—	(2,025)	—	(2,025)
Accretion of discount on long-term debt	89	—	—	89	—	89
Equity in earnings of subsidiaries	(4,345)	(99)	—	(4,444)	4,444	—
Stock compensation expense	—	92	—	92	—	92
Effect of changes in operating assets and liabilities:
Accounts receivable	—	96	(3)	93	—	93
Prepaid expenses and other current assets	—	(127)	(635)	(762)	—	(762)
Other assets	—	9	(10)	(1)	—	(1)
Accounts payable	—	360	—	360	—	360
Intercompany receivable, net of payable	15,057	(15,528)	471	—	—	—
Income taxes payable/refundable	2,774	(4,640)	—	(1,866)	—	(1,866)
Accrued liabilities	4,267	(9)	(96)	4,162	—	4,162

Net cash provided by operating activities	14,752	(5,893)	52	8,911	—	8,911

Cash flows from investing activities -
Purchase of property	—	(82)	—	(82)	—	(82)

Cash flows from financing activities -
Long-term debt repayments	(14,752)	(16)	—	(14,768)	—	(14,768)

Net increase (decrease) in cash	—	(5,991)	52	(5,939)	—	(5,939)
Cash - beginning of period	—	11,983	181	12,164	—	12,164

Cash - end of period	$—	$5,992	$233	$6,225	$—	$6,225

Condensed Consolidating Statement of Cash Flow

Information of the Registrant for the Three

Months Ended March 31, 2006 (In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(1,005)	$5,568	$148	$4,711	$(5,716)	$(1,005)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	9,574	192	9,766	—	9,766
Amortization of deferred financing costs	486	—	—	486	—	486
Deferred taxes on income	(285)	(1,898)	—	(2,183)	—	(2,183)
Stock based compensation expense	—	95	—	95	—	95
Accretion of discount on long-term debt	99	—	—	99	—	99
Equity in earnings (losses) of subsidiaries	(5,568)	(148)	—	(5,716)	5,716	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	(1,016)	(101)	(1,117)	—	(1,117)
Prepaid expenses and other current assets	—	330	51	381	—	381
Other assets	—	(232)	—	(232)	—	(232)
Accounts payable	—	(752)	—	(752)	—	(752)
Intercompany receivable, net of payable	2,051	(2,751)	700	—	—	—
Income taxes payable/refundable	6,863	(5,438)	—	1,425	—	1,425
Accrued liabilities	4,494	933	(242)	5,185	—	5,185

Net cash provided by operating activities	7,135	4,265	748	12,148	—	12,148

Cash flows from investing activities - Purchase of property	—	(610)	(399)	(1,009)	—	(1,009)

Cash flows from financing activities - Long-term debt repayments	(7,135)	(18)	—	(7,153)	—	(7,153)
Purchase of treasury stock	—	(1)	—	(1)	—	(1)

Net cash used in financing activities	(7,135)	(19)	—	(7,154)	—	(7,154)

Net increase in cash and cash equivalents	—	3,636	349	3,985	—	3,985
Cash and cash equivalents - beginning of period	—	13,436	555	13,991	—	13,991

Cash and cash equivalents - end of period	$—	$17,072	$904	$17,976	$—	$17,976

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

We are the leading global provider of over-the-phone interpretation (“OPI”) services from English into more than 150 different languages, 24 hours a day, seven days a week. Our specially-trained, proprietary base of interpreters perform value-added OPI services which facilitate critical business transactions and delivery of emergency and government services between our customers and limited English proficiency (“LEP”) speakers throughout the world. In 2005, we helped more than 19 million people communicate across linguistic and cultural barriers, providing over 90 million billed minutes of OPI services to our customers. We offer our customers a high-quality, cost-effective alternative to staffing in-house multilingual employees or using face-to-face interpretation. Through our OPI services, we improve our customers’ revenue potential, customer service and competitiveness by enhancing their ability to effectively serve the growing population of current and prospective LEP speakers.

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

Expenses consist primarily of cost of services, selling, general and administrative expenses, depreciation and amortization and interest expense. Cost of services primarily include the cost of our interpreters and telecommunications related costs.

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
Statement of Operations data:
Revenues	100.0%	100.0%

Cost of services	34.0%	35.2%

Gross margin	66.0%	64.8%

Other expenses:
Selling, general and administrative	18.2%	17.9%
Interest, net	27.6%	26.5%
Depreciation and amortization	27.4%	24.4%

Total other expenses	73.2%	68.8%

Income (loss) before income taxes	(7.2)%	(4.0)%
Income tax provision (benefit)	(2.9)%	(1.6)%

Net income (loss)	(4.3)%	(2.4)%

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005.

Revenues for the three months ended March 31, 2006 were $40.0 million as compared to $35.9 million for the three months ended March 31, 2005, an increase of $4.1 million or 11.4%. The majority of the increase in revenue is driven by a 19.0% increase in OPI billed minutes offset by a 6.4% decline in the average rate per billed minute.

Cost of services consists primarily of costs associated with interpretation services and customer support. Significant cost components include compensation of interpreters and telecommunication charges. For the three months ended March 31, 2006, cost of services were $14.1 million as compared to $12.2 million for the three months ended March 31, 2005, an increase of $1.9 million or 15.6%. This increase was primarily due to increased interpretation minutes.

Selling, general and administrative expenses for the three months ended March 31, 2006 were $7.2 million as compared to $6.6 million for the three months ended March 31, 2005, an increase of $0.6 million or 9.1%. This increase was primarily due to the results of an increase in sales initiatives, in addition to increased audit and tax related fees.

Interest expense for the three months ended March 31, 2006 was $10.6 million as compared to $9.9 million for the three months ended March 31, 2005. This increase was primarily the result of an increase in interest rates.

Depreciation and amortization was $9.8 million for the three months ended March 31, 2006 which was the same as compared to $9.8 million for the three months ended March 31, 2005.

The tax benefit on loss for the three months ended March 31, 2006 was $624,000 as compared to $1.1 million of tax benefit on loss for the three months ended March 31, 2005.

As a result of the factors described above, net loss was $1.0 million for the three months ended March 31, 2006 as compared to a net loss of $1.5 million for the three months ended March 31, 2005.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2006 was $12.1 million compared with net cash provided by operating activities during the three months ended March 31, 2005 of $8.9 million. This increase is mainly attributable to the timing of tax payments, accrued payroll and other liabilities.

Investing Activities. Net cash used in investing activities was $1.0 million for the three months ended March 31, 2006, compared to $82,000 for three months ended March 31, 2005. This increase was attributable to capital expenditures spending.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2006 was $7.2 million, compared to $14.8 million during the three months ended March 31, 2005. The decrease of $7.6 million is the result of a decrease in principal payments made on our senior secured debt.

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

Debt Service. As of March 31, 2006, we had total indebtedness of $409.3 million and $40.0 million of borrowings available under our revolver credit facility, as defined in our loan agreement and subject to customary conditions.

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

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of March 31, 2006 (dollars in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter
Senior secured credit facilities	$247,000	$10,568	$14,158	$14,158	$14,158	$14,158	$179,800
Senior subordinated notes offered by Language Line, Inc.	165,000	—	—	—	—	—	165,000
Existing subordinated promissory notes	917	917	—	—	—	—	—
Operating leases	10,502	2,520	3,862	2,434	863	750	73

Total cash contractual obligations	$423,419	$14,005	$18,020	$16,592	$15,021	$14,908	$344,873

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

PART 2. OTHER INFORMATION

Item 1.	Legal Proceedings

Language Line, Inc. is not currently involved in any material legal proceedings.

Item 1A.	Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in our Form 10-K for the fiscal year ended December 31, 2005.

There have been no material changes from Risk Factors previously disclosed in our Form 10-K.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Monterey, California on May 15, 2006.

LANGUAGE LINE, INC.

/s/ Dennis G. Dracup
Dennis G. Dracup
Chief Executive Officer and Director

/s/ Matthew T. Gibbs II
Matthew T. Gibbs II
Chief Financial Officer and Director