Form 10-Q/A
period 2006-03-31
Language Line, Inc.
filed 2006-09-19
CIK 1301399

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, as initially filed with the Securities and Exchange Commission on May 15, 2006.

This amendment removes the Explanatory Note A - Basis of Presentation, as it is no longer applicable. Also, the disclosures over Stock-Based Compensation in Footnote 1 of the Notes to Condensed Consolidated Financial Statements have been enhanced to include all disclosure requirements set forth in Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payments”. In addition, the Contractual and Commercial Commitments Summary table has been expanded to include long-term contractual cash obligations with respect to interest payments. Other minor disclosures have been added.

There have been no changes to the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows. There have been no changes to the Condensed Consolidated Balance Sheets, except for the March 31, 2006 Condensed Consolidated Balance Sheets, where deferred stock compensation related to awards issued prior to the adoption of SFAS 123R was reduced to zero with a corresponding decrease to additional paid-in capital.

There have been no other changes to this Form 10-Q.

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

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	December 31, 2005	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$13,991	$17,976
Accounts receivable, net	22,329	23,447
Prepaid expenses and other current assets	2,845	2,463
Deferred taxes on income	626	715

Total current assets	39,791	44,601
Property and equipment, net	4,991	5,418
Goodwill	408,793	408,793
Intangible assets, net	403,056	393,872
Deferred financing costs, net	11,425	10,938
Other assets	96	328

Total assets	$868,152	$863,950

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,208	$457
Accrued interest	4,848	9,403
Accrued payroll and related benefits	817	838
Accrued cost of interpreters	1,288	1,214
Other accrued liabilities	1,786	2,467
Income taxes payable	2,488	3,913
Current portion of long-term debt	18,638	15,025

Total current liabilities	31,073	33,317
Long-term debt	236,431	232,892
Senior subordinated notes	161,315	161,414
Deferred taxes on income	163,188	161,093

Total liabilities	592,007	588,716

Stockholders’ equity:
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	281,064	279,906
Accumulated deficit	(3,667)	(4,672)
Deferred stock compensation	(1,252)	—

Total stockholders’ equity	276,145	275,234

Total liabilities and stockholders’ equity	$868,152	$863,950

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

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31, 2005	Three months ended March 31, 2006
Cash flows from operating activities:
Net loss	$(1,539)	$(1,005)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,834	9,766
Amortization of deferred financing costs	474	486
Deferred taxes on income	(2,025)	(2,183)
Stock based compensation expense	92	95
Accretion of discount on long-term debt	89	99
Effect of changes in operating assets and liabilities:
Accounts receivable	93	(1,117)
Prepaid expenses and other current assets	(762)	381
Other assets	(1)	(232)
Accounts payable	360	(752)
Income taxes payable/refundable	(1,866)	1,425
Accrued payroll and other liabilities	4,162	5,185

Net cash provided by operating activities	8,911	12,148

Cash flows from investing activities :
Purchase of property	(82)	(1,009)

Cash flows from financing activities :
Long-term debt repayments	(14,768)	(7,153)
Repurchase of restricted stock units	—	(1)

Net cash used in financing activities	(14,768)	(7,154)
Net increase (decrease) in cash and cash equivalents	(5,939)	3,985
Cash and cash equivalents - beginning of period	12,164	13,991

Cash and cash equivalents - end of period	$6,225	$17,976

Supplemental cash flow disclosures:
Cash paid for interest	$4,893	$5,495

Cash paid for income taxes	$2,838	$134

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

Organization - Language Line Holdings, Inc. (the “Predecessor”) was a Delaware corporation formed in December 1999 as a holding company for Language Line, LLC (“LLC”) and its subsidiaries. LLC was incorporated during February 1999 as a Delaware limited liability company. The Predecessor was acquired on June 11, 2004 by the Company, an indirect wholly-owned subsidiary of Language Line Holdings, LLC, in a transaction accounted for under the purchase method of accounting (the “Merger”). Language Line, Inc. (“LLI”) is a Delaware corporation formed in April 2004. LLI had no significant operations prior to the acquisition of Predecessor. LLI is wholly-owned by Language Line Holdings, Inc. which, in turn, is an indirect subsidiary of Language Line Holdings, LLC.

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

Comprehensive Income – SFAS No. 130, Reporting Comprehensive Income, requires that the Company report comprehensive income, which includes net income as well as other changes in assets and liabilities recorded directly to equity, in its financial statements. There were no components of comprehensive income other than net income for all periods presented.

Stock-Based Compensation – Under the Company’s restricted stock unit plan, officers, employees and outside directors have received or may receive grants of restricted stock units. Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to January 1, 2006 have not been restated. The Company recognizes stock-based compensation for grants of restricted stock units in the Selling, General and Administrative line item of the Condensed Consolidated Statement of Operations. Additionally, no modifications were made to outstanding restricted stock units prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company’s financial statements.

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

The following table illustrates the effect on net income (loss) if the Predecessor and the Company had applied the fair value recognition provisions of SFAS No. 123 and in accordance with SFAS No. 148, Accounting of Stock-Based Compensation – Transition and Disclosure, An amendment of FASB Statement No. 123, to stock-based employee compensation prior to January 1, 2006 (in thousands):

Three Months Ended March 31, 2005
Net income (loss), as reported	$(1,539)
Add total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	57
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(57)

Pro forma net income (loss)	$(1,539)

Under both SFAS 123 and SFAS 123(R), the Company determines the fair value of restricted stock units from the probability-weighted expected return method. Under this method, the value of an enterprise’s common stock is estimated from an analysis of the future values for the Company assuming various possible future liquidity events. SFAS 123(R) requires that the Company recognize compensation expense for only the portion of restricted stock units that are expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

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

Stock-based compensation expense related to restricted stock units of Language Line Holdings, LLC, the Company’s ultimate parent, recognized under SFAS 123(R) for the three months ended March 31, 2006 was $95,000. As of March 31, 2006, total unrecognized compensation cost, net of estimated forfeitures, was $1.5 million related to restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3.52 years.

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

The following table reflects activity under the restricted stock unit plan from December 31, 2005 through March 31, 2006 (in thousands, except per share amounts):

	Number of Units (000)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2005	19,405	$0.09
Granted	4,225	$0.09
Repurchased	(10)	$0.09
Forfeited	(140)	$0.09

Outstanding, March 31, 2006	23,480	$0.09	3.52

A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the period is presented below:

Nonvested Units	Number of Units (000)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	17,464	$0.09
Granted	4,225	$0.09
Repurchased	(9)	$0.09
Forfeited	(81)	$0.09

Outstanding, March 31, 2006	21,599	$0.09

Restricted stock units granted vest over a 5 year cliff vesting schedule. During the three months ended March 31, 2006 no units vested. Recipients of restricted stock units do not pay any cash consideration for the units, do not have the right to vote, and do not receive dividends with respect to such units. Compensation expense for restricted stock units is recognized on a straight-line basis over the vesting period, using the restricted stock unit’s fair value on the grant date.

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

Condensed Consolidated Balance Sheets

as of December 31, 2005 (In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$13,436	$555	$13,991	$—	$13,991
Accounts receivable - net	—	21,944	385	22,329	—	22,329
Intercompany receivable	—	78,719	—	78,719	(78,719)	—
Prepaid expenses and other current assets	164	2,073	608	2,845	—	2,845
Refundable income taxes	—	—	—	—	—	—
Deferred taxes on income	626	—	—	626	—	626

Total current assets	790	116,172	1,548	118,510	(78,719)	39,791
Property and equipment - net	—	3,283	1,708	4,991	—	4,991
Goodwill	—	408,793	—	408,793	—	408,793
Intangible assets - net	—	403,056	—	403,056	—	403,056
Deferred financing costs - net	11,425	—	—	11,425	—	11,425
Investment in subsidiaries	748,117	857	—	748,974	(748,974)	—
Other assets	—	9	87	96	—	96

Total assets	$760,332	$932,170	$3,343	$1,695,845	$(827,693)	$868,152

Liabilities, Member’s Capital and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$1,208	$—	$1,208	$—	$1,208
Intercompany payable	76,718	—	2,001	78,719	(78,719)	—
Accrued interest	4,821	27	—	4,848	—	4,848
Accrued payroll and related benefits	—	779	38	817	—	817
Accrued cost of interpreters	—	986	302	1,288	—	1,288
Other accrued liabilities	1	1,640	145	1,786	—	1,786
Income taxes payable	(2,816)	5,304	—	2,488	—	2,488
Current portion of long-term debt	17,703	935	—	18,638	—	18,638

Total current liabilities	96,427	10,879	2,486	109,792	(78,719)	31,073
Long-term debt	236,431	—	—	236,431	—	236,431
Senior subordinated notes	161,315	—	—	161,315	—	161,315
Deferred income taxes	(11,238)	174,426	—	163,188	—	163,188

Total liabilities	482,935	185,305	2,486	670,726	(78,719)	592,007

Member’s capital	—	746,865	857	747,722	(747,722)	—

Stockholders’ equity:
Common stock	—	—	—	—	—	—
Additional paid-in-capital	281,064	—	—	281,064	—	281,064
Accumulated deficit	(3,667)	—	—	(3,667)	—	(3,667)
Deferred stock compensation	—	—	—	—	(1,252)	(1,252)

Total stockholders’ equity	277,397	—	—	277,397	(1,252)	276,145

Total liabilities, member’s capital and stockholders’ equity	$760,332	$932,170	$3,343	$1,695,845	$(827,693)	$868,152

Condensed Consolidated Balance Sheets

as of March 31, 2006 (In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$17,072	$904	$17,976	$—	$17,976
Accounts receivable - net	—	22,961	486	23,447	—	23,447
Intercompany receivable	—	81,381	—	81,381	(81,381)	—
Prepaid expenses and other current assets	164	1,744	555	2,463	—	2,463
Refundable income taxes	—	—	—	—	—	—
Deferred taxes on income	715	—	—	715	—	715

Total current assets	879	123,158	1,945	125,982	(81,381)	44,601
Property and equipment - net	—	3,503	1,915	5,418	—	5,418
Goodwill	—	408,793	—	408,793	—	408,793
Intangible assets - net	—	393,872	—	393,872	—	393,872
Deferred financing costs - net	10,938	—	—	10,938	—	10,938
Investment in subsidiaries	752,437	1,004	—	753,441	(753,441)	—
Other assets	—	240	88	328	—	328

Total assets	$764,254	$930,570	$3,948	$1,698,772	$(834,822)	$863,950

Liabilities, Member’s Capital and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$457	$—	$457	$—	$457
Intercompany payable	78,681	—	2,700	81,381	(81,381)	—
Accrued interest	9,314	89	—	9,403	—	9,403
Accrued payroll and related benefits	—	838	—	838	—	838
Accrued cost of interpreters	—	1,142	72	1,214	—	1,214
Other accrued liabilities	—	2,295	172	2,467	—	2,467
Income taxes payable	4,047	(134)	—	3,913	—	3,913
Current portion of long-term debt	14,108	917	—	15,025	—	15,025

Total current liabilities	106,150	5,604	2,944	114,698	(81,381)	33,317
Long-term debt	232,892	—	—	232,892	—	232,892
Senior subordinated notes	161,414	—	—	161,414	—	161,414
Senior discount notes	—	—	—	—	—	—
Deferred income taxes	(11,436)	172,529	—	161,093	—	161,093

Total liabilities	489,020	178,133	2,944	670,097	(81,381)	588,716

Member’s capital	—	752,437	1,004	753,441	(753,441)	—

Stockholders’ equity:
Common stock	—	—	—	—	—	—
Additional paid-in-capital	279,906	—	—	279,906	—	279,906
Accumulated deficit	(4,672)	—	—	(4,672)	—	(4,672)

Total stockholders’ equity	275,234	—	—	275,234	(1,531)	275,234

Total liabilities, member’s capital and stockholders’ equity	$764,254	$930,570	$3,948	$1,698,772	$(834,822)	$863,950

Condensed Consolidated Statements of Operations

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

Condensed Consolidated Statements of Operations

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

Condensed Consolidated Statements of Cash Flows

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

Condensed Consolidated Statements of Cash Flows

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

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of March 31, 2006 (dollars in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter
Senior secured credit facilities	$247,000	$10,568	$14,158	$14,158	$14,158	$14,158	$179,800
Senior subordinated notes offered by Language Line, Inc.	165,000	—	—	—	—	—	165,000
Interest payments	227,128	35,725	40,868	39,489	38,110	36,731	36,205
Existing subordinated promissory notes	917	917	—	—	—	—	—
Operating leases	10,502	2,520	3,862	2,434	863	750	73

Total cash contractual obligations	$650,547	$49,730	$58,888	$56,081	$53,131	$51,639	$381,078

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

There have been no material changes from Risk Factors previously disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the restricted stock units repurchased by the Company during the first quarter of fiscal year 2006:

Fiscal Period	Total Number of Restricted Stock Units Purchased	Average Price Paid per Restricted Stock Unit
Three Months Ended March 31, 2006	10,000	$0.09

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification by Dennis G. Dracup pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Matthew T. Gibbs II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

(b)	Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Monterey, California on September 19, 2006.

LANGUAGE LINE, INC.

/s/ Dennis G. Dracup
Dennis G. Dracup
Chief Executive Officer and Director

/s/ Matthew T. Gibbs II
Matthew T. Gibbs II
Chief Financial Officer and Director