Form 10-Q/A
period 2006-06-30
Language Line, Inc.
filed 2006-09-19
CIK 1301399

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, as initially filed with the Securities and Exchange Commission on August 14, 2006.

This amendment removes the Explanatory Note A - Basis of Presentation, as it is no longer applicable. Other minor disclosures have been added.

There have been no changes to the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows.

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

The following table illustrates the effect on net income (loss) if the Predecessor and the Company had applied the fair value recognition provisions of SFAS No. 123 and in accordance with SFAS No. 148, Accounting of Stock-Based Compensation – Transition and Disclosure, An amendment of FASB Statement No. 123, to stock-based employee compensation prior to January 1, 2006 (in thousands):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss), as reported	$(1,763)	$(3,302)
Add total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	60	120
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(60)	(120)

Pro forma net income (loss)	$(1,763)	$(3,302)

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

The following table provides information about the restricted stock units repurchased by the Company during the three months and six months ended, June 30, 2006:

Fiscal Period	Total Number of Restricted Stock Units Purchased	Average Price Paid per Restricted Stock Unit
Three Months Ended June 30, 2006	144,345	$0.09
Six Months Ended June 30, 2006	154,345	$0.09

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification by Dennis G. Dracup pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Matthew T. Gibbs II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

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