Form 10-Q/A
period 2007-03-31
Language Line, Inc.
filed 2007-09-13
CIK 1301399

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Language Line, Inc.’s (the “Company”) originally reported Quarterly Report on Form 10-Q for the three months ended March 31, 2007, as initially filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2007 (the “Original 10-Q”). The Amendment is being filed to correct the Company’s unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, and unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2007 as discussed in Note 1 to the condensed consolidated financial statements. This amendment corrects an error in the adoption of Financial Accounting Standards Board Interpretation Number 48 (FIN 48) “Accounting for Uncertainty in Income Taxes”.

Changes have been made to the following items in this Amendment as a result of the restatement:

Part I

•	Item 1, Condensed Consolidated Financial Statements (unaudited)

•	Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4T, Controls and Procedures

This Amendment does not reflect events other than those relating to the restatement that occurred after May 10, 2007, the date the Quarterly Report on Form 10-Q was originally filed, except that (i) the information and disclosure contained in Part I, Item 4T “Controls and Procedures” has been brought to the current date of this filing and (ii) updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are contained in Exhibits 31.1, 31.2, 32.1 and 32.2. Information with respect to events occurring after May 10, 2007 has been or will be set forth, as appropriate, in our subsequent periodic filings, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

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

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$23,315	$20,236
Accounts receivable, net	25,876	24,321
Prepaid expenses and other current assets	1,802	1,625
Deferred taxes on income	934	1,018

Total current assets	51,927	47,200
Property and equipment, net	5,522	5,385
Goodwill	408,793	408,793
Intangible assets, net	361,396	369,139
Deferred financing costs, net	11,127	11,740
Other assets	323	365

Total assets	$839,088	$842,622

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,222	$2,351
Accrued interest	5,409	3,485
Accrued payroll and related benefits	1,730	2,339
Accrued cost of interpreters	581	675
Other accrued liabilities	2,372	2,325
Income taxes payable	3,196	3,246
Current portion of long-term debt	12,630	17,251

Total current liabilities	28,140	31,672
Other liabilities	4,181
Long-term debt	216,023	219,181
Senior subordinated notes	161,836	161,725
Deferred taxes on income	153,288	155,660

Total liabilities	563,468	568,238

Stockholders’ equity:
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	280,289	280,186
Accumulated deficit	(4,669)	(5,802)

Total stockholders’ equity	275,620	274,384

Total liabilities and stockholders’ equity	$839,088	$842,622

See notes to condensed consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006
	(Restated)
Revenues	$45,266	$40,046
Cost of services	15,573	14,097
Other expenses:
Selling, general and administrative	8,041	7,185
Interest	10,392	10,710
Depreciation and amortization	8,488	9,766

Total other expenses	26,921	27,661

Other income:
Interest	302	83

Total other income	302	83

Income (loss) before taxes on income	3,074	(1,629)
Taxes (benefit) on income (loss)	1,164	(624)

Net income (loss)	$1,910	$(1,005)

See notes to condensed consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006
	(Restated)
Cash flows from operating activities:
Net income (loss)	$1,910	$(1,005)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,488	9,766
Amortization of deferred financing costs	613	486
Deferred taxes on income	(1,656)	(2,183)
Provision for losses on accounts receivable	(184)	180
Stock based compensation expense	103	95
Accretion of discount on long-term debt	111	99
Effect of changes in operating assets and liabilities:
Accounts receivable	(1,371)	(1,297)
Prepaid expenses and other current assets	(177)	381
Other assets	42	(232)
Accounts payable	(129)	(752)
Income taxes payable	(1,459)	1,425
Accrued interest and other liabilities	5,449	5,185

Net cash provided by operating activities	11,740	12,148

Cash flows from investing activities :
Purchase of property	(707)	(1,009)
Acquisition of intangible asset	(175)	—

Net cash used in investing activities	(882)	(1,009)

Cash flows from financing activities :
Long-term debt repayments	(7,779)	(7,153)
Repurchase of restricted stock units	—	(1)

Net cash used in financing activities	(7,779)	(7,154)

Net increase in cash and cash equivalents	3,079	3,985
Cash and cash equivalents - beginning of period	20,236	13,991

Cash and cash equivalents - end of period	$23,315	$17,976

Supplemental cash flow disclosures:
Cash paid for interest	$7,696	$5,495

Cash paid for income taxes	$98	$134

See notes to condensed consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Restatement

Subsequent to the issuance of the condensed consolidated financial statements for the three months ended March 31, 2007, management determined that the condensed consolidated financial statements contained an error in the initial adoption, and subsequent application, of Financial Accounting Standards Board Interpretation Number 48 (FIN 48) “Accounting for Uncertainty in Income Taxes”. In the Original 10-Q filed by the Company, we reported that there was no cumulative effect of the adoption of FIN 48, which under the provisions of FIN 48 would have been recorded as an adjustment to accumulated deficit as of January 1, 2007. Additionally, we recorded an increase in income tax liabilities and an income tax provision of $1.4 million for the three months ended March 31, 2007 associated with a state income tax audit assessment as well as other uncertain state income tax positions that we believed met the more likely than not standard of FIN 48 as a result of this assessment. Upon further review of FIN 48, we have determined that we did not properly apply the provisions of FIN 48 in our initial evaluation of our uncertain tax positions and as a result should have recorded a cumulative effect of adoption. In addition we also have concluded that in recording the liability for uncertain tax positions at March 31, 2007 we overstated the liability because we failed to consider the related adjustment to our net deferred income tax liability that resulted from the decrease of the effective state income tax rate with the adoption of FIN 48 and also failed to classify the portion of the liability that is not expected to be settled within one year as a non-current liability. The adjustments recorded to correct these errors resulted in an increase in other non-current liabilities of $4.2 million, a decrease in income taxes payable of $4.1 million, a decrease in deferred tax liabilities of $0.6 million, an increase in deferred tax assets of $.1 million, a decrease to income tax expense of $1.4 million with a corresponding decrease to accumulated deficit, net of an increase to record the cumulative effect of adoption of FIN 48 of $0.8 million at January 1, 2007.

The following table sets forth selected condensed consolidated balance sheet data for Language Line, Inc, showing previously reported amounts and restated amounts as of March 31, 2007:

Condensed Consolidated Balance Sheet

	March 31, 2007
	As Previously Reported	Restatement Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$23,315		$23,315
Accounts receivable, net	25,876		25,876
Prepaid expenses and other current assets	1,802		1,802
Deferred taxes on income	880	54	934

Total current assets	51,873	54	51,927
Property and equipment, net	5,522		5,522
Goodwill	408,793		408,793
Intangible assets, net	361,396		361,396
Deferred financing costs, net	11,127		11,127
Other assets	323		323

Total assets	$839,034	$54	$839,088

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,222		$2,222
Accrued interest	5,409		5,409
Accrued payroll and related benefits	1,730		1,730
Accrued cost of interpreters	581		581
Other accrued liabilities	2,372		2,372
Income taxes payable	7,320	(4,124)	3,196
Current portion of long-term debt	12,630		12,630

Total current liabilities	32,264	(4,124)	28,140
Other liabilities	0	4,181	4,181
Long-term debt	216,023		216,023
Senior subordinated notes	161,836		161,836
Deferred taxes on income	153,917	(629)	153,288

Total liabilities	564,040	(572)	563,468

Stockholders’ equity:
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—		—
Additional paid-in capital	280,289		280,289
Accumulated deficit	(5,295)	626	(4,669)

Total stockholders’ equity	274,994	626	275,620

Total liabilities and stockholders’ equity	$839,034	$54	$839,088

The following table sets forth selected condensed consolidated statement of operations data for Language Line, Inc, showing previously reported amounts and restated amounts for the three months ended March 31, 2007:

Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2007
	As Previously Reported	Restatement Adjustment	As Restated
Revenues	$45,266		$45,266
Cost of services	15,573		15,573
Other expenses:
Selling, general and administrative	8,041		8,041
Interest	10,392		10,392
Depreciation and amortization	8,488		8,488

Total other expenses	26,921	—	26,921

Other income:
Interest	302		302

Total other income	302	—	302

Income (loss) before taxes on income	3,074	—	3,074
Taxes (benefit) on income (loss)	2,567	(1,403)	1,164

Net income (loss)	$507	$1,403	$1,910

The following table sets forth selected condensed consolidated statement of cash flows data for Language Line, Inc, showing previously reported amounts and restated amounts for the three months ended March 31, 2007:

Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2007
	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net income (loss)	$507	$1,403	$1,910
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,488		8,488
Amortization of deferred financing costs	613		613
Deferred taxes on income	(1,605)	(51)	(1,656)
Provision for losses on accounts receivable	(184)		(184)
Stock based compensation expense	103		103
Accretion of discount on long-term debt	111		111
Effect of changes in operating assets and liabilities:
Accounts receivable	(1,371)		(1,371)
Prepaid expenses and other current assets	(177)		(177)
Other assets	42		42
Accounts payable	(129)		(129)
Income taxes payable	4,074	(5,533)	(1,459)
Accrued interest and other liabilities	1,268	4,181	5,449

Net cash provided by operating activities	11,740	—	11,740

Cash flows from investing activities :
Purchase of property	(707)		(707)
Acquisition of intangible asset	(175)		(175)

Net cash used in investing activities	(882)	—	(882)

Cash flows from financing activities :
Long-term debt repayments	(7,779)		(7,779)
Repurchase of restricted stock units	—		—

Net cash used in financing activities	(7,779)	—	(7,779)

Net increase in cash and cash equivalents	3,079	—	3,079
Cash and cash equivalents - beginning of period	20,236		20,236

Cash and cash equivalents - end of period	$23,315	$—	$23,315

Supplemental cash flow disclosures:
Cash paid for interest	$7,696	—	$7,696

Cash paid for income taxes	$98	—	$98

2. Organization and Significant Accounting Policies

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

Accounting Change—The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109 (“FIN 48”), with effect from January 1, 2007. FIN 48 changed the test for recognition of uncertain tax positions to a “more-likely-than-not recognition threshold” which is defined as “greater than 50 percent”. Once the threshold is crossed, the enterprise then recognizes its best estimate of the amount that will ultimately be sustained upon review by the relevant tax authorities.

As a consequence of adopting FIN 48, the Company recorded a $1.4 million increase in other liabilities, a $0.6 million decrease in deferred tax liabilities, and a cumulative adjustment of $0.8 million to opening accumulated deficit at January 1, 2007.

Total unrecognized tax benefits as of January 1, 2007 totaled $4.5 million and, if recognized, would impact the Company’s effective tax rate. We expect that within the next twelve months, we will make total settlement payments on tax positions of at least $0.3 million. During the next 12 months, it is reasonably possible that the Company will recognize approximately $0.4 million of tax benefits related to the release of provisions no longer required due to either settlement through negotiation or the close of the statute of limitations on assessment.

The Company recognizes interest and penalties relating to unrecognized tax benefits as part of its income tax expense. Total accrued interest and penalties as of January 1, 2007 were $0.7 million and $0.2 million, respectively.

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

The following table illustrates the incremental effect of applying FIN 48 on individual line items on the condensed consolidated balance sheet as of January 1, 2007.

	Before application of FIN 48	Effect of FIN 48 application	After application of FIN 48
	(millions)
Deferred taxes	$1,018	$(3)	$1,015
Total assets	842,622	(3)	842,619
Income taxes payable	3,246	(2,772)	474
Other liabilities	0	4,181	4,181
Deferred taxes	155,660	(635)	155,025
Total liabilities	568,238	774	569,012
Accumulated deficit	(5,802)	(777)	(6,579)
Total stockholders’ equity	274,384	(777)	273,607
Total liabilities and stockholders’ equity	$842,622	$(3)	$842,619

Recent Accounting Pronouncements

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

4. Subsequent Event

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

As a result of issuing the dividend distribution the Company borrowed $6,000,000 on our revolving credit facility to support current operating cash flow requirements. Borrowings under the revolving credit facility bear interest at 8.82%

5. Contingencies

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

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(Restated)
Statement of Operations data:
Revenues	100.0%	100.0%
Cost of services	34.4%	35.2%
Other expenses:
Selling, general and administrative	17.8%	17.9%
Interest	22.9%	26.7%
Depreciation and amortization	18.8%	24.4%

Total other expenses	59.5%	69.0%

Other income:
Interest	0.7%	0.2%

Total other income	0.7%	0.2%

Income (loss) before taxes on income	6.8%	(4.0)%
Tax (benefit) on income (loss)	2.6%	(1.6)%

Net loss	4.2%	(2.4)%

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

The tax expense on income for the three months ended March 31, 2007 was $1.2 million as compared to $0.6 million of tax benefit on loss for the three months ended March 31, 2006, a change of $1.8 million. This change in tax expense is primarily due to a $4.7 million change in pretax results of operations (income before income taxes of $3.1 million for the three months ended March 31, 2007 compared to a loss before income taxes of $1.6 million for the three months ended March 31, 2006. Based on these changes the effective tax rate was 38% for the three months ended March 31, 2007 and March 31, 2006 respectively. The Company’s effective tax rate is significantly impacted by its permanent differences, which are significant in relation to the low Income (loss) before taxes on income.

As a result of the factors described above, net income was $2.0 million for the three months ended March 31, 2007 as compared to a $1.0 million net loss for the three months ended March 31, 2006.

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

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of March 31, 2007 (dollars in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter
Senior secured credit facilities	$228,653	$9,472	$12,630	$12,630	$12,630	$181,291	$—
Senior subordinated notes offered by Language Line, Inc.	165,000	—	—	—	—	—	165,000
Interest payments	175,300	32,901	36,798	35,712	34,626	26,084	9,179
Income tax settlements	311	311
Operating leases	7,757	3,098	2,660	1,023	831	145	—

Total cash contractual obligations	$577,021	$45,782	$52,088	$49,365	$48,087	$207,520	$174,179

Interest payments with respect to the senior secured credit facilities assume a variable rate of 8.60%, which represents the most recent rate applicable to these facilities. The senior subordinated notes offered by Language Line, Inc. are 11 1/8% fixed rate notes.

We expect that, within the next twelve months, we will make income tax settlement payments on tax positions of at least $0.3 million. Since settlement of all other tax positions can not be reasonably estimated due to uncertainties in the timing of tax audit outcomes, $4.2 million is not included in the Contractual and Commercial Commitment Summary.

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

As more fully described in the Explanatory Note and in Note 1 to this Amendment to Quarterly Report on 10-Q/A, we have restated our condensed consolidated financial statements for the three months ended March 31, 2007.

Evaluation of our Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation and because of the material weakness described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, to enable us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period or to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness as of March 31, 2007 and during the restatement process relating to the Company’s internal control over financial reporting:

•

The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Specifically, the Company had deficiencies in finance and accounting staff with sufficient depth and skill in the application of U.S. generally accepted accounting principles and the staffing of finance positions with individuals who did not have the appropriate skills, training and experience to meet the objectives that should be expected of these roles. The Company also lacked sufficient resources to properly perform the quarterly financial close processes, including the review of income tax expense, income taxes payable and deferred income tax assets and liabilities.

The above control deficiency resulted in the need for the restatement of our unaudited condensed consolidated financial statements for the three months ended March 31, 2007. Additionally, this control deficiency could result in a misstatement in the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

Remediation Efforts

Management, with Audit Committee oversight, has begun implementing the following actions to remediate the material weakness and deficiencies in disclosure controls and procedures described above:

1.	Efforts to strengthen accounting and finance department through additional professional staff. We recently hired a new Chief Financial Officer with previous experience as the Chief Financial Officer of SEC registrants. We will continue to seek to strengthen our accounting and finance department with additional staff with the skills and experience needed for a public company of our size and complexity.

2.	Implementation of enhanced training for our finance and accounting personnel to familiarize them with our accounting policies.

3.	Increased communication internally and with outside advisors. We are in the process of implementing policies and processes to increase communication by and among senior management, external advisors and other third parties relevant to the disclosure process.

Changes in Internal Control Over Financial Reporting

As announced on June 15, 2007, the Company hired a finance executive with previous experience as the Chief Financial Officer of SEC Registrants. This executive joined the Company on July 23, 2007 and is the Chief Financial Officer of the Company effective August 15, 2007.

Other than the remedial measure described above, there were no other changes in our internal control over financial reporting that have materially affected, or are likely to materially affect our internal control over financial reporting during the three months ended March 31, 2007.

PART 2. OTHER INFORMATION

Item 1.	Legal Proceedings

Language Line, Inc. is not currently involved in any material legal proceedings.

Item 1A.	Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in our Form 10-K for the fiscal year ended December 31, 2006.

There have been no material changes from Risk Factors previously disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification by Dennis G. Dracup pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Michael Schmidt pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

(b) Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Monterey, California on September 13, 2007.

LANGUAGE LINE, INC.

/s/ Dennis G. Dracup
Dennis G. Dracup
Chief Executive Officer and Director

/s/ Michael Schmidt
Michael Schmidt
Chief Financial Officer, Vice President,
Secretary and Director