Form 10-Q
period 2007-06-30
Language Line, Inc.
filed 2007-09-13
CIK 1301399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007.

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

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$7,585	$20,236
Accounts receivable, net	26,063	24,321
Prepaid expenses and other current assets	1,760	1,625
Deferred taxes on income	1,032	1,018

Total current assets	36,440	47,200
Property and equipment, net	5,511	5,385
Goodwill	408,793	408,793
Intangible assets, net	353,724	369,139
Deferred financing costs, net	10,514	11,740
Other assets	252	365

Total assets	$815,234	$842,622

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$757	$515
Accrued interest	869	3,485
Accrued compensation and interpreter costs	5,184	4,850
Other accrued liabilities	2,462	2,325
Income taxes payable	472	3,246
Revolving line of credit	5,000	—
Current portion of long-term debt	12,630	17,251

Total current liabilities	27,374	31,672
Other liabilities	4,051	—
Long-term debt	212,866	219,181
Senior subordinated notes	161,948	161,725
Deferred taxes on income	151,766	155,660

Total liabilities	558,005	568,238

Stockholders’ equity:
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	260,386	280,186
Accumulated deficit	(3,157)	(5,802)

Total stockholders’ equity	257,229	274,384

Total liabilities and stockholders’ equity	$815,234	$842,622

See notes to condensed consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Revenues	$45,473	$40,116	$90,739	$80,162
Cost of services	16,308	14,189	31,880	28,285
Other expenses:
Selling, general and administrative	8,138	7,070	16,180	14,255
Interest	10,379	11,036	20,772	21,747
Depreciation and amortization	8,203	9,810	16,691	19,576

Total other expenses	26,720	27,916	53,643	55,578

Other income:
Interest	139	145	442	228

Total other income	139	145	442	228

Income (loss) before taxes on income	2,584	(1,844)	5,658	(3,473)
Taxes (benefit) on income (loss)	1,072	(700)	2,236	(1,324)

Net income (loss)	$1,512	$(1,144)	$3,422	$(2,149)

See notes to condensed consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30, 2007	Six months ended June 30, 2006
Cash flows from operating activities:
Net Income (loss)	$3,422	$(2,149)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,691	19,576
Amortization of deferred financing costs	1,226	973
Deferred taxes on income	(3,276)	(4,389)
Stock based compensation expense	205	208
Accretion of discount on long-term debt	223	199
Loss on fixed asset disposals	3	—
Effect of changes in operating assets and liabilities:
Accounts receivable	(1,742)	(1,093)
Prepaid expenses and other current assets	(135)	193
Other assets	113	(115)
Accounts payable	242	(415)
Income taxes payable	(4,183)	1,395
Accrued interest and other liabilities	1,906	1,354

Net cash provided by operating activities	14,695	15,737

Cash flows from investing activities:
Purchase of property and equipment	(1,230)	(2,026)
Acquisition of intangible asset	(175)	—

Net cash used in investing activities	(1,405)	(2,026)

Cash flows from financing activities:
Long-term debt repayments	(10,936)	(11,558)
Revolving line of credit borrowings	11,000	—
Revolving line of credit repayments	(6,000)
Repurchase of restricted stock units	(5)	(14)
Dividend paid to parent company	(20,000)	—

Net cash used in financing activities	(25,941)	(11,572)

Net (decrease) increase in cash and cash equivalents	(12,651)	2,139
Cash and cash equivalents-beginning of period	20,236	13,991

Cash and cash equivalents-end of period	$7,585	$16,130

Supplemental cash flow disclosures:
Cash paid for interest	$21,888	$20,325

Cash paid for income taxes	$5,643	$1,664

See notes to condensed consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the six months ended June 30, 2007 and June 30, 2006 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 of Language Line , Inc., which are included in the Form 10-K filed with the SEC on March 16, 2007.

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

Principles of Consolidation—The condensed consolidated financial statements include the accounts of LLI, LLC and LLC’s wholly-owned subsidiaries as of June 30, 2007 and December 31, 2006, and for the three months and six months ended June 30, 2007 and 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year—The Company’s fiscal year end is December 31.

Cash equivalents—Cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased.

Accrued compensation and interpreter costs—accrued compensation and interpreter costs are current compensation obligations due to internal employees and agency interpreters. This includes components of known costs due to agency interpreters as well as accrued estimates for internal employees and agency interpreters.

Reclassification—Interest income and expense have been reclassified to be presented on a gross basis for the periods ended June 30, 2006 to conform to the June 30, 2007 presentation. Portions of selling, general and administrative expenses have been reclassified to cost of services for the periods ended June 30, 2006 to conform to the June 30, 2007 presentation.

On the Balance Sheet the Company combined accrued payroll and related benefits with accrued cost of interpreters into accrued compensation. Portions of accounts payable have been reclassified to accrued compensation under current liabilities for the periods ended June 30, 2006 to conform to the June 30, 2007 presentation.

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

As a consequence of adopting FIN 48, the Company recorded a $1.4 million increase in other liabilities, a $0.6 million decrease in deferred tax liabilities, and a cumulative adjustment of $0.8 million to opening accumulated deficit at January 1, 2007

Total unrecognized tax benefits as of January 1, 2007 totaled $4.5 million and, if recognized, would impact the Company’s effective tax rate. We expect that within the next twelve months, we will make total settlement payments on tax positions of at least $0.3 million. During the next 12 months, it is reasonably possible that the Company will recognize approximately $0.3 million of tax benefits related to the release of provisions no longer required due to either settlement through negotiation or the close of the statute of limitations on assessment.

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

	Before application of FIN 48	Effect of FIN 48 application	After Application of FIN 48
	(millions)
Deferred taxes	$1,018	$(3)	$1,015
Total assets	842,622	(3)	842,619
Income taxes payable	3,246	(2,772)	474
Other liabilities	—	4,181	4,181
Deferred taxes	155,660	(635)	155,025
Total liabilities	568,238	774	569,012
Accumulated deficit	(5,802)	(777)	(6,579)
Total stockholders’ equity	274,384	(777)	273,607
Total liabilities and stockholders’ equity	$842,622	$(3)	$842,619

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

2. Guarantor and Non-Guarantor Subsidiaries

The Company’s outstanding public debt (the “Senior Subordinated Notes”) is jointly and severally, fully and unconditionally guaranteed by the Company and certain of its subsidiaries (the “Guarantor Subsidiaries”). The Company or Parent Company has no independent assets or operations. The subsidiaries are 100% owned by the Company. At June 30, 2007, a total of approximately $161.9 million of Senior Subordinated Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly-owned subsidiaries of the Company. Separate financial statements of the Company and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.

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

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Statement of Operations data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	35.9%	35.4%	35.1%	35.3%
Other expenses:
Selling, general and administrative	17.9%	17.6%	17.8%	17.8%
Interest	22.8%	27.5%	22.9%	27.1%
Depreciation and amortization	18.0%	24.5%	18.4%	24.4%

Total other expenses	58.7%	69.6%	59.1%	69.3%

Other income:
Interest	0.3%	0.4%	0.5%	0.3%

Total other income	0.3%	0.4%	0.5%	0.3%

Income (loss) before taxes on income	5.7%	(4.6)%	6.3%	(4.3)%
Tax (benefit) on income (loss)	2.4%	(1.7)%	2.5%	(1.7)%

Net income (loss)	3.3%	(2.9)%	3.8%	(2.6)%

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenues for the three months ended June 30, 2007 were $45.5 million as compared to $40.1 million for the three months ended June 30, 2006, an increase of $5.4 million or 13.5%. The majority of the increase in revenue is driven by a 21.7% increase in OPI billed minutes, offset by a 6.8% decline in the average rate per billed minute.

Cost of services consists primarily of costs associated with interpretation services and customer support. Significant cost components include compensation of interpreters and telecommunication charges. For the three months ended June 30, 2007, cost of services were $16.3 million as compared to $14.2 million for the three months ended June 30, 2006, an increase of $2.1 million or 14.8%. This increase was primarily due to increased interpretation minutes offset by lower cost per minute.

Selling, general and administrative expenses for the three months ended June 30, 2007 were $8.1 million as compared to $7.1 million for the three months ended June 30, 2006, an increase of $1.0 million or 14.1%. This increase was primarily due to the results of an increase in marketing and sales initiatives.

Interest expense for the three months ended June 30, 2007 was $10.4 million as compared to $11.0 million for the three months ended June 30, 2006, a decrease of $0.6 million or 5.5%. This was primarily due to a decrease in the interest rate in 2007 versus 2006 on our term loan combined with a reduction in the principle balance of our term loan.

Depreciation and amortization was $8.2 million for the three months ended June 30, 2007 compared to $9.8 million for the three months ended June 30, 2006, a decrease of $1.6 million or 16.3%. The decrease was primarily due to one intangible asset being fully amortized in 2006.

Interest income for the three months ended June 30, 2007 was $0.1 million as compared to $0.1 million for the three months ended June 30, 2006. For the three months ended June 30, 2007, the Company had a lower cash balance which earned higher interest, and for the three months ended June 30, 2006, the Company had a higher cash balance which earned lower interest, resulting in no change between the periods.

The tax expense on income for the three months ended June 30, 2007 was $1.1 million as compared to $0.7 million of tax benefit on loss for the three months ended June 30, 2006, a change of $1.8 million. This change in tax expense is primarily due to a $4.4 million change in pretax results of operations (income before income taxes of $2.6 million for the three months ended June 30, 2007 compared to a loss before income taxes of $1.8 million for the three months ended June 30, 2006). The effective tax rate for the three months ended June 30, 2007 was 42% as compared to 38% for the three months ended June 30, 2006. The Company’s effective tax rate is significantly impacted by its permanent differences, which are significant in relation to the low income (loss) before taxes on income.

As a result of the factors described above, net income was $1.5 million for the three months ended June 30, 2007 as compared to a net loss of $1.1 million for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenues for the six months ended June 30, 2007 were $90.7 million as compared to $80.2 million for the six months ended June 30, 2006, an increase of $10.5 million or 13.1%. The majority of the increase in revenue is driven by a 20.8% increase in OPI billed minutes offset by a 6.3% decline in the average rate per billed minute.

Cost of services consists primarily of costs associated with interpretation services and customer support. Significant cost components include compensation of interpreters and telecommunication charges. For the six months ended June 30, 2007, cost of services were $31.9 million as compared to $28.3 million for the six months ended June 30, 2006, an increase of $3.6 million or 12.7%. This increase was primarily due to increased interpretation minutes offset by a lower cost per minute for costs of services.

Selling, general and administrative expenses for the six months ended June 30, 2007 were $16.2 million as compared to $14.3 million for the six months ended June 30, 2006, an increase of $1.9 million or 13.3%. This increase was primarily due to the results of an increase in marketing and sales initiatives.

Interest expense for the six months ended June 30, 2007 was $20.8 million as compared to $21.7 million for the six months ended June 30, 2006, a decrease of $0.9 million or 4.1%. This was primarily due to a decrease in the interest rate in 2007 versus 2006 on our term loan combined with a reduction in the principle balance of our term loan.

Depreciation and amortization was $16.7 million for the six months ended June 30, 2007 compared to $19.6 million for the six months ended June 30, 2006, a decrease of $2.9 million or 14.8%. The decrease was primarily due to one intangible asset being fully amortized in 2006.

The tax expense on income for the six months ended June 30, 2007 was $2.2 million as compared to $1.3 million of tax benefit on loss for the six months ended June 30, 2006, a change of $3.5 million. This change in tax expense is primarily due to a $9.2 million change in pretax results of operations (income before income taxes of $5.7 million for the six months ended June 30, 2007 compared to a loss before income taxes of $3.5 million for the six months ended June 30, 2006). The effective tax rate for the six months ended June 30, 2007 was 40% as compared to 38% for the six months ended June 30, 2006. The Company’s effective tax rate is significantly impacted by its permanent differences, which are significant in relation to the low income (loss) before taxes on income.

As a result of the factors described above, net income was $3.4 million for the six months ended June 30, 2007 as compared to a $2.1 million net loss for the six months ended June 30, 2006.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2007 was $14.7 million compared with net cash provided by operating activities during the six months ended June 30, 2006 of $15.7 million. This decrease was mainly attributable to an increase in cash interest payments of $1.6 million.

Investing Activities. Net cash used in investing activities was $1.4 million for the six months ended June 30, 2007, compared to $2.0 million for the six months ended June 30, 2006. This decrease was mainly attributable to a reduction in capital expenditure spending.

Financing Activities. Net cash used in financing activities during the six months ended June 30, 2007 was $25.9 million, compared to $11.6 million during the six months ended June 30, 2006. The increase of $14.3 million is the result of the $20.0 million dividend distribution issued on April 25, 2007 to Language Line Holdings II, Inc. an affiliated non-consolidated entity under the ultimate parent, Language Line Holdings, LLC. The distribution was recorded as a reduction to Additional-Paid-In-Capital in the consolidated financial statements of Language Line Holdings, Inc. and Subsidiaries due to our accumulated deficit.

As a result of issuing the dividend distribution the Company borrowed $6.0 million in April 2007 on our revolving credit facility and paid the $6.0 million off in May 2007. In June 2007, the Company borrowed $5.0 million on its revolving credit facility. Borrowings under the revolving credit facility bear interest at 8.82%.

Our principal source of liquidity is cash flow from operations. We believe cash flow from operations will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures, and other needs. Our principal uses of cash are debt service requirements, capital expenditures, and working capital requirements.

Debt Service. As of June 30, 2007, we had total indebtedness of $392.4 million and $35.0 million of borrowings available under our revolver credit facility, as defined in our loan agreement and subject to customary conditions.

The senior secured credit facilities consist of a six-year $40.0 million revolving credit facility and a seven-year amortizing $240.0 million term loan facility. Borrowings under the senior credit facilities generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR. The applicable margin for revolving credit loans will vary based upon our leverage ratio as defined in the senior credit facilities. The senior credit facilities are secured by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interests owned by us in our existing and future domestic subsidiaries.

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

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of June 30, 2007 (dollars in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter
Senior secured credit facilities	$225,496	$6,315	$12,630	$12,630	$12,630	$181,291	$—
Senior subordinated notes offered by Language Line, Inc.	165,000	—	—	—	—	—	165,000
Interest payments	161,205	18,807	36,798	35,712	34,626	26,084	9,178
Income tax settlements	311	311	—	—	—	—	—
Operating leases	6,764	2,075	2,684	1,029	831	145	—

Total cash contractual obligations	$558,776	$27,508	$52,112	$49,371	$48,087	$207,520	$174,178

Interest payments with respect to the senior secured credit facilities assume a variable rate of 8.61%, which represents the most recent rate applicable to these facilities. The senior subordinated notes offered by Language Line, Inc. are 11/8% fixed rate notes.

We expect that, within the next twelve months, we will make income tax settlement payments on tax positions of at least $0.3 million. Since settlement of all other tax positions can not be reasonably estimated due to uncertainties in the timing of tax audit outcomes, $4.1 million is not included in the Contractual and Commercial Commitment Summary.

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

As of June 30, 2007, we had $165.0 million principal amount of fixed-rate debt and $265.5 million of available floating-rate debt (of which we borrowed $230.5 million). Based on the pro forma amounts outstanding under the revolver credit facility and the term loan, a hypothetical increase of one percentage point would cause an increase to interest expense of approximately $2.3 million on an annual basis on the floating rate debt.

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

Concurrently with the filing of this quarterly report on Form 10-Q for the three and six months ended June 30, 2007, we are also filing an amendment on Form 10-Q/A to our quarterly report on Form 10-Q for the three months ended March 31, 2007 to restate our unaudited condensed consolidated financial statements for the three months ended March 31, 2007.

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

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness as of June 30, 2007 and during the restatement process relating to the Company’s internal control over financial reporting:

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

Other than the remedial measure described above, there were no other changes in our internal control over financial reporting that have materially affected, or are likely to materially affect our internal control over financial reporting during the three months ended June 30, 2007.

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

Language Line Holdings, LLC exercised its right to repurchase an aggregate 35,000 of Mr. Graces’ vested Class C Common Units at Fair Market Value (the “Vested Units”) in the amount of $4,900 and 615,000 of Mr. Grace’ unvested Class C Common Units for a $1.00 aggregate purchase price.

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
Chief Financial Officer and, Secretary