Form 10-K
period 2007-12-31
Language Line, Inc.
filed 2008-03-26
CIK 1301399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer

☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2007, there were 1,000 shares of the registrant’s common stock, $.01 par value, which is the only class of common stock of the registrant. There is no market for the registrant’s common stock, all of which is held by Language Line Holdings, LLC.

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

Company Overview

We are a global provider of over-the-phone interpretation (“OPI”) services from English into more than 170 different languages, 24 hours a day, seven days a week. Our specially-trained, proprietary base of interpreters perform value-added OPI services which facilitate critical business transactions and delivery of emergency and government services between our customers and limited English proficiency (“LEP”) speakers throughout the world. In 2007, we helped more than 28 million people communicate across linguistic and cultural barriers. We offer our customers a high-quality, cost-effective alternative to staffing in-house multilingual employees or using face-to-face interpretation. Through our OPI services, we improve our customers’ revenue potential, customer service and competitiveness by enhancing their ability to effectively serve the growing population of current and prospective LEP speakers.

Products and Services

We offer over-the-phone interpretation services. A majority of our volume comes from subscribed interpretation, which is designed for business customers with frequent interpretation needs. The remainder of our volume is derived from personal interpretation, designed for individuals or businesses which require infrequent interpretation services. Usage for the majority of customers is billed in one-minute increments. Price per billed minute is typically based on the language requested and time of day, subject to discounts related to billed minute volume pricing arrangements with certain customers.

We have a number of complementary services that allow us to provide a full service language solution to our customers. Included among those services are document translation, Video Interpretation services, American Sign Language, and face-to-face interpretation.

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

We offer OPI services to our customers in over 170 different languages. Our top 10 languages accounted for over 90% of our billed minutes in 2007, with Spanish-language OPI accounting for approximately 72% of our total billed minutes in 2007.

Customers

Four industries: insurance, financial services, healthcare and government, accounted for approximately 72% of our revenues in 2007. In 2007, the health care industry accounted for 31% of our revenues, the financial industry accounted for 19%, and our largest customer accounted for approximately 4% of our revenues, while our largest 100 customers represented 56% of our revenues.

Interpreters

We have assembled and organized our interpreters to deliver superior service quality in a cost-effective manner. As of December 31, 2007, we managed a total of 2,078 interpreters. Interpreters for our high volume languages are typically scheduled, receive extensive, company-designed training; and are supplemented by independent contractors for peak call volumes and for lower-volume languages. The majority of our interpreters work from home in the United States, with an increasing number of interpreters located in global interpretation centers.

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

Technical Overview

We and the Predecessor have made significant capital investments in proprietary technology over the past six years to network globally, create more efficient processes, provide business continuity and systems redundancy, allow more stability in the systems and make available a scalable technology platform for future expansion.

Our proprietary call routing system enables us to efficiently handle significantly more call volume than our OPI competitors. Our proprietary call-handling system, Telephone Interpretation Technology and Networking (“TITAN”), allows us to efficiently handle hundreds of simultaneous calls. This allows us to quickly connect our interpreters to our customers.

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

Our systems are comprised of an Avaya Call Manager with ESS (Enterprise business continuity/survivability feature), Conversant and Voice Portal IVR systems, and redundant computer-telephony (“CTI”) servers. We also utilize multiple database servers. We maintain multiple systems and servers in order to provide valuable redundancy in the event of an interruption in service.

Sales and Marketing

We have expanded our sales and marketing team professionals who have been trained to serve current customers and target new customer accounts. Our professionals have detailed customer and industry analysis at their disposal. In the United States, we pursue significant revenue opportunities from new accounts within our targeted industry segments. The Company operates as a single segment.

We have deployed sales and marketing resources in the United Kingdom and Canada, and have begun to demonstrate our ability to leverage our United States infrastructure to penetrate these two markets. Similar to our United States strategy, we have begun to penetrate established industry segments by increasing our presence with current customers and acquiring new high-value OPI customers in our target industries. We are utilizing our cost advantages, industry experience and increase the interpreter pool to provide the best product and competitive pricing in these markets.

Competition

We believe that we are the leading outsourced OPI provider in the U.S. with greater scale, scope, expertise and technical capabilities than our other outsourced OPI competitors.

We believe that our most significant United States competitors include Network Omni (Thousand Oaks, CA), Lionbridge Technologies, Inc. (Waltham, MA) and Pacific Interpreters (Portland, OR). We believe that our largest competitor in the United Kingdom is Lionbridge Technologies, Inc., and we believe that our largest competitor in Canada is CanTalk.

We believe the following attributes are important to our customers; connection speeds, reliability, breadth of languages and quality of interpreters that our performance compared to the performance of our competitors is more desirable to our customers. We believe these service attributes are key considerations in the purchase decisions for our customers. This is particularly true for organizations concerned with compliance with Title VI of the Civil Rights Act of 1964 which requires companies to have interpretation services for LEP speakers in order to qualify for federal funding.

The primary alternatives to OPI include:

•	Customer-provided language service through bilingual agents (“in-house”) and face-to-face interpreters;

•	Customer relationship management (“CRM”) providers with foreign language capabilities; and

•	Technology such as web self-service, interactive voice response (“IVR”) units and machine translation.

When deciding whether to use a language alternative to OPI, we believe our customers’ primary selection criteria are the levels of customer service, the critical nature of a call (e.g., emergency 911 or hospital emergency room), the cost to service the transaction, and the availability of bi-lingual resources.

Customer-Provided Language Service

While in-house bilingual agents can potentially offer better customer service at a lower cost than OPI service, these benefits are often not realized due to inefficiencies resulting from the need to manage internal productivity levels. Moreover, managing these agents can be a significant distraction in light of the relative minor usage by the LEP client base. As for service quality, customers are typically inexperienced in recruiting, testing, training and managing an ethnically diverse workforce and often lack the resources to service customers in more than 170 languages, 24 hours a day, seven days a week. Face-to-face interpreters can deliver more personal service, although interpreters represent a fixed cost that may become expensive if not managed efficiently. Moreover, face-to-face interpreters generally are not available on demand when needed and cannot assist in call center applications.

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

Employees

Employees are classified as those who are remunerated on a salaried or an hourly basis, and receive corporate benefits from us. Agency employees are also paid on an hourly basis, but are employed by a staffing agency and are eligible for benefits from the staffing agency. Independent contractors are defined as those interpreters that are paid by the minute of interpretation and do not receive any corporate benefits or direction from us. Employee and agency employee interpreters are scheduled and non scheduled and generally handle our high-volume languages, receive training and are supplemented by independent contractor interpreters for peak volumes and for lower-volume languages. The majority of our interpreters work from home in the United States, with an increasing number of interpreters located in global interpretation centers which are mainly located in Central America. Our employees are non-unionized.

As of December 31, 2007, we employed or contracted for 2,249 workers as follows:

Function	Employees	Agency Employees	Independent Contractors	Total
Interpreters	964	893	221	2,078
Operations	51	11	—	62
Sales & Marketing	36	0	5	41
Customer Care	15	1	—	16
Information Technology	17	1	—	18
Finance	11	—	—	11
Administrative	19	2	2	23

Total	1,113	908	228	2,249

Available Information

Our website is located at http://www.languageline.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 12(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Securities and Exchange Commission (“SEC”) website (http://www.sec.gov) as soon as reasonably practicable after we electronically file or furnish the reports. The SEC website also contains reports and other information that we filed with the SEC. You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room.

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

Our success depends upon continued demand for our services from our customers within the industries we serve. A significant downturn in the insurance, healthcare, financial services or government industries, which together accounted for a majority of our net revenues in 2007, or a trend in any of these industries to reduce or eliminate their use of OPI services may negatively impact our results of operations.

Our continued success depends on our customers’ trend toward outsourcing OPI services.

Our business depends on the continued need for outsourced OPI services as driven by general economic and public policy factors. These trends may not continue, as businesses and organizations may either elect to perform OPI services in-house or discontinue OPI services, both of which would have a negative effect on our revenues. Additionally, Spanish-English interpretation services accounted for the majority of our total OPI billed minutes in 2007. A decision by our customers to conduct an increasing amount of OPI services in-house, especially for the rapidly growing Spanish-speaking community, could have an adverse effect on our business, financial condition and results of operations.

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

Our average revenue per minute has been declining.

We have undertaken a strategy to manage pricing per billed minute as a strategic tool to encourage our customers to purchase more billed minutes and to optimize our market share. In furtherance of this strategy, we have decreased the per minute amount that we charge our customers, resulting in decreased average revenue per billed minute. If we are unable to attract sufficient volume to offset lower per minute charges or if average rates per billed minute decrease beyond our expectations, we may be unable to generate revenue growth or maintain current revenue levels in the future.

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

Our success is largely dependent upon the efforts, direction, and guidance of our senior management. Our continued growth and success also depends in part on our ability to attract and retain qualified managers and on the ability of our executive officers and key employees to manage our operations successfully. The loss of Dennis Dracup, Chief Executive Officer, Louis Provenzano, President and Chief Operating Officer, or Michael Schmidt, Chief Financial Officer, or our inability to attract, retain or replace key management personnel in the future could have a material adverse effect on our business.

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

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry

At December 31, 2007 we had $381.4 million of outstanding debt. Our degree of leverage could have important consequences, including the following:

•	It may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes;

•

A substantial portion of our cash flows form operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures and future business opportunities;

•	Certain of our borrowings, including our term loan and credit revolver facility are at variable rates of interest, exposing us to the risk of increased interest rate;

•	We may from time to time fail to be in compliance with covenants under our term loan facility, which will require us to seek waivers from our banks.

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

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Not applicable.

* * *

ITEM 2:	PROPERTIES

Together with our subsidiaries, we presently operate the following facilities:

Location	Purpose	Sq Ft	Lease/Own	Expiration
Monterey, CA	Headquarters and Interpretation Center	28,020	Leased	December 2010
Elk Grove, Illinois	Interpretation Center	5,026	Leased	November 2011
Dominican Republic	Interpretation Center	16,527	Leased	October 2009
Panama (2 leases)	Interpretation Center	10,076/12,273	Leased	November 2011 and April 2008
Costa Rica (2 leases)	Interpretation Center	11,153/11,190	Leased	April 2010 and 2008

The Company believes its facilities are adequate for its current and reasonably anticipated future needs.

ITEM 3:	LEGAL PROCEEDINGS

We are party to various lawsuits arising in the normal course of business. While the amount of liability that may result from these matters cannot be determined, we believe the ultimate liability will not materially affect our financial position, results of operations, or cash flows.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6:	SELECTED CONSOLIDATED FINANCIAL DATA

The selected historical consolidated financial data presented below should be read in conjunction with “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company’s audited consolidated financial statements contained in “Item 15 – Exhibits and Financial Statement Schedules.” Historical operating results in the following table are not necessarily indicative of the results of operations to be expected in the future.

Selected Consolidated Financial Data

					Predecessor
	Years Ended December 31,			June 12 to December 31, 2004	January 1 to June 11, 2004	Years Ended December 31,
	2007	2006	2005			2003

Statement of Operations Data:
Revenues	$183,188	$163,294	$144,878	$80,284	$64,692	$140,641
Costs of services	64,767	57,916	49,275	25,973	21,512	47,928
Other expenses:
Selling, general and administrative (2)	32,410	28,807	24,635	12,441	10,423	24,221
Interest	41,277	43,983	41,207	21,231	6,031	12,025
Merger related expenses	—	—	—	104	9,848	—
Depreciation and amortization	31,290	36,409	39,217	21,709	1,735	3,612

Total other expenses	104,977	109,199	105,059	55,485	28,037	39,858

Other income:
Interest	915	798	285	287	49	—
Escrow settlement (1)	—	795	—	—	—	—
Other	313	—	—	—	—	—

Total other income	1,228	1,593	285	287	49	—

Income (loss) before taxes on income	14,672	(2,228)	(9,171)	(887)	15,192	52,855
Taxes (benefit) on income (loss)	5,232	(93)	(6,027)	(364)	5,968	20,467

Net income (loss)	$9,440	$(2,135)	$(3,144)	$(523)	$9,224	$32,388

Balance Sheet Data at end of period:
Cash and cash equivalents	$13,898	$20,236	$13,991	$12,164	$11,475	$4,571
Total assets	810,564	842,622	868,152	902,872	263,566	263,425
Total long-term debt (3)	381,366	398,157	416,384	440,323	224,890	239,081
Stockholders’ equity (deficit)	262,448	274,384	276,145	279,023	8,740	(6,578)

(1)	On June 11, 2004 as part of the Merger, $30.0 million of the Merger consideration was deposited into an escrow account on behalf of the stockholders and optionholders of the Predecessor to secure their potential indemnity obligations to LLI. Since the Merger, periodic payments from the escrow account have been paid to the stockholders and optionholders of the Predecessor according to a pre-determined payment schedule. Final settlement of the escrow account was reached with the previous owners on July 25, 2006. In final settlement of the escrow account, the Company received $795,000 for potential tax liabilities. As the Company had already recorded these additional tax liabilities subsequent to the Merger and concluded there is not a clear and direct link to the orginal purchase price, the settlement amount of $795,000 was recorded into other income in the third quarter of 2006.

(2)	Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123( R), “Share-Based Payment,”, which establishes the accounting for employee stock-based awards. The Company adopted SFAS No. 123( R) and as a result, periods prior to January 1, 2006 have not been restated. The Company recognized stock-based compensation of $0.4 million for grants of its Holdings Class C restricted stock units in Selling, General and Administrative for 2006, consistent with compensation recorded for all employees who had previously received grants since the Merger date. See further discussion in Note 7, “Stock-Based Compensation” in our “Consolidated Financial Statements.”

(3)	Note that total long-term debt includes the current portion of long-term debt.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

We believe we are the leading global provider of OPI services from English into more than 170 different languages, 24 hours a day, seven days a week. Our specially-trained, proprietary base of interpreters perform value-added OPI services which facilitate critical business transactions and delivery of emergency and government services between our customers and LEP speakers throughout the world. In 2007, we helped more than 28 million people communicate across linguistic and cultural barriers by providing OPI services to our customers. We offer our customers a high-quality, cost-effective alternative to staffing in-house multilingual employees or using face-to-face interpretation. Through our OPI services, we improve our customers’ revenue potential, customer service and competitiveness by enhancing their ability to effectively serve the growing population of current and prospective LEP speakers.

Overview of Operations

Our operating revenues are derived primarily from per minute fees charged to our customers for our interpretation services. Generally, customers are charged based on actual billed minutes of service and the customer’s contractual rate per billed minute of service. In addition, the Company generates revenue from complementary services such as document translation, Video Interpretation services, American Sign Language, and face-to-face interpretation. We recognize revenues when the services have been performed.

Expenses consist primarily of costs of services, selling, general and administrative expenses, depreciation and amortization and interest expense. Costs of services primarily include the cost of our interpreters, call agents and telecommunications costs.

Critical Accounting Policies and Estimates

Our significant accounting policies summarized in “Note 1—Organization and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Item 15, have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, GAAP requires management to select and apply accounting policies that involve estimates and judgment. The following accounting policies may require a higher degree of judgment or involve amounts that could have a material impact on the consolidated financial statements.

Revenue Recognition

Our revenues are primarily generated from over-the-phone interpretation services and fees. We recognize revenues when the services have been performed and all four of the following revenue recognition criteria have been met (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectibility is reasonably assured.

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

Goodwill and Other Intangible Assets

We assess the impairment of goodwill at least annually or when events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable, which involves our judgment. Application of the goodwill impairment test requires significant judgments in estimating the fair value of the reporting unit including estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value which could trigger impairment. See Note 2 – “Business Combinations, Escrow Settlement, Goodwill and Intangible Assets” in the consolidated financial statements for additional information. Based on our 2007 impairment test, no impairment charge of goodwill was recognized in 2007.

We amortize other intangible assets over their estimated useful lives. Customer relationships, internally developed technology, trade names and trademarks are our most significant other intangible assets. We record an impairment charge on these assets if we determine that their carrying value may not be recoverable. The carry value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. Our estimates of future cash flows attributable to our other intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect the calculation of the fair value of our other intangible assets which could trigger impairment.

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

Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures together with assessing tax credits and temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We then assess the likelihood of additional tax exposure, and to the extent we believe that additional tax exposure may be likely, we must record a liability for such matters. To the extent we increase this liability in a period; we include an expense within the tax provision in our consolidated statement of operations.

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

Historical Performance

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%
Costs of services	35.3%	35.5%	34.0%
Selling, general and administrative	17.7%	17.6%	17.0%
Interest	22.5%	26.9%	28.5%
Merger related expenses	—	—	—
Depreciation and amortization	17.1%	22.3%	27.1%

Total other expenses	57.3%	66.8%	72.6%

Other income:
Interest	0.5%	0.5%	0.2%
Escrow settlement	—	0.5%	—
Other	0.2%	—	—

Total other income	0.7%	1.0%	0.2%

Income (loss) before income taxes	8.1%	(1.3%)	(6.4%)
Income tax provision (benefit)	2.9%	—	(4.2%)

Net income (loss)	5.2%	(1.3%)	(2.2%)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.

Revenues for the year ended December 31, 2007 were $183.2 million as compared to $163.3 million for the year ended December 31, 2006, an increase of $19.9 million or 12.2%. The majority of this increase in revenue is driven by a 19.2% increase in OPI billed minutes, partially offset by an 5.9% decline in the average rate per billed minute.

For the year ended December 31, 2007, total costs of services was $64.8 million as compared to $57.9 million for the year ended December 31, 2006, an increase of $6.9 million or 11.9%. This increase was primarily due to increased interpretation minutes, partially offset by efficiencies gained from continued business process improvements.

Selling, general and administrative expenses for the year ended December 31, 2007 were $32.4 million as compared to $28.9 million for the year ended December 31, 2006, an increase of $3.5 million or 12.1%. This increase was primarily due to higher interpreter support and recruiting costs coupled with an increase in sales and marketing initiatives

Interest expense for the year ended December 31, 2007 was $41.3 million as compared to $44.0 million for the year ended December 31, 2006, a decrease of $2.7 million or 6.1%. This decrease was primarily due to a decrease in the interest rate in 2007 versus 2006 on our term loan combined with a reduction in the principle balance of our term loan.

Depreciation and amortization was $31.3 million for the year ended December 31, 2007 as compared to $36.4 million for the year ended December 31, 2006, a decrease of $5.1 million or 14.0%. This decrease was principally attributable to intangible assets becoming fully amortized in 2007 and 2006.

Interest income for the year ended December 31, 2007 was $0.9 million as compared to $0.8 million for the year ended December 31, 2006, an increase of $0.1 million or 12.5%. This increase was the result of higher interest rates.

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

Tax expense on income for the year ended December 31, 2007 was $5.2 million compared to $.01 million of tax benefit on loss for the year ended December 31, 2006, a change of $5.3 million, primarily due to a $16.9 million change in pretax results of operations, from a loss before income taxes of $2.2 million in 2006 to income before income taxes of $14.7 million in 2007. The effective tax rate for the year ended December 31, 2007 was 35.7% as compared to a 4.2% tax benefit for the year ended December 31, 2006. The change in the effective rate is primarily due to (1) expenses not deductible for tax purposes (principally expenses related to a deferred stock compensation plan), which increase the effective rate of tax expense on income and decrease the effective rate of benefit on loss and (2) decreases in unrecognized state tax benefits in 2007 relating to settlements with taxing authorities and lapses of applicable statutes of limitations.

Other income for the year ended December 31, 2007 was $0.3 million. This amount is the interest charged to our customers for overdue balances on their account.

As a result of the factors described above, net income was $9.4 million for the year ended December 31, 2007 as compared to a net loss of $2.1 million for the year ended December 31, 2006, an increase of $11.5 million or 547.6%.

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

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities was $33.8 million for the year ended December 31, 2007 compared to $30.1 million for the year ended December 31, 2006, an increase of $3.7 million or 12.3%. This increase was mainly attributable to reporting net income in 2007 as compared to a net loss in 2006 offset by an increase in cash tax payments of $5.0 million. Net cash provided by operating activities was $30.1 million for the year ended December 31, 2006 compared to $27.0 million for the year ended December 31, 2005, an increase of $3.1 million or 11.5%. This increase was mainly attributable to a smaller net loss in 2006 offset by an increase in cash interest payments of $7.3 million and an increase in cash tax payments of $1.5 million.

Investing Activities. Net cash used for investing activities was $2.9 million for the year ended December 31, 2007 and December 31, 2006. There was no change due to a decrease in capital expenditures offset by an acquisition of an intangible asset. Net cash used for investing activities was $2.9 million for the year ended December 31, 2006, compared to $1.6 million for the year ended December 31, 2005, an increase of $1.3 million or 81.3%. This increase was attributable to capital expenditures spending.

Financing Activities. Net cash used by financing activities for the year ended December 31, 2007 was $37.3 million, compared to net cash used of $21.0 million for the year ended December 31, 2006, an increase of $16.3 million or 77.6%. This increase was primarily attributable to a dividend distribution in the amount of $20.0 million to Language Line Holding II, Inc. an affiliated non-consolidated entity under the ultimate parent, Language Line Holdings, LLC. Net cash used by financing activities for the year ended December 31, 2006 was $21.0 million, compared to net cash used of $23.6 million for the year ended December 31, 2005. The decrease of $2.6 million is the result of lower debt repayments, offset by payments related to loan fees and financing costs.

Our principal sources of liquidity are cash flow from operations and borrowings available under our revolver credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our financial obligations for the next 12 months, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures, and other needs. Our principal uses of cash are debt service requirements, capital expenditures, and working capital requirements.

Debt Service. As of December 31, 2007, we had total indebtedness of $381.4 million and $40.0 million of borrowings available under our revolver credit facility, as defined in our loan agreement of which $0 is outstanding.

The senior secured credit facilities consist of a six-year $40.0 million revolving credit facility and a seven-year amortizing $285.0 million term loan facility. Borrowings under the senior credit facilities generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR. The applicable margin for revolving credit loans will vary based upon our senior leverage ratio as defined in the senior credit facilities. The senior credit facilities are collateralized by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interest owned by us in our existing and future domestic subsidiaries.

On June 11, 2004 Language Line, Inc. issued $165 million of 11 1/8% Senior Subordinated Notes (the “Notes”) for net proceeds of $160.8 million. Interest is payable on June 15 and December 15 of each year. The Notes will mature on June 15, 2012. LLI may redeem some or all of the notes at any time on or after June 15, 2008 at the redemption prices set forth. In addition, before June 15, 2007, LLI may redeem up to 35% of the notes with the net proceeds of one or more equity offerings. The notes are unsecured and are subordinated to all existing and future senior indebtedness. Each of LLI’s domestic subsidiaries guarantee the notes on a senior subordinated basis.

Capital Expenditures. We expect to spend approximately $3.0 million in 2008 to fund our capital expenditures as well as normal investments in telecommunications and company equipment. We plan to fund these expenditures through net cash flows from operations.

We believe that the cash generated from operations will be sufficient to meet our debt service, capital expenditures and working capital requirements for the next twelve months. Subject to restrictions in our senior secured credit facilities and the indentures governing the notes, we may incur more debt for working capital, capital expenditures, acquisitions and for other purposes. In addition, we may require additional financing if our plans materially change in an adverse manner or prove to be materially inaccurate. There can be no assurance that such financing, if permitted under the terms of our debt agreements, will be available on terms acceptable to us or at all.

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of December 31, 2007 (dollars in thousands):

	Years Ending December 31,
	Total	2008	2009	2010	2011	2012	Thereafter
Senior secured credit facilities	$219,181	$17,730	$12,630	$12,630	$176,191	$—	$—
Senior subordinated notes	165,000	—	—	—	—	165,000	—
Interest payments	140,498	36,322	35,136	34,059	25,803	9,178	—
Unrecognized tax benefits	3,463	—	—	—	—	—	3,463
Operating leases	4,866	2,757	1,106	858	145	—	—

Total cash contractual obligations	$533,008	$56,809	$48,872	$47,547	$202,139	$174,178	$3,463

Interest payments with respect to the senior secured credit facilities assume a variable rate of 8.34%, which represents the most recent rate applicable to these facilities. The senior subordinated notes issued by Language Line, Inc. are 11 1/8% fixed rate notes.

Recent Accounting Pronouncements

September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which clarifies that fair value estimates should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs, however the application of SFAS 141(R) will result in a significant change in accounting for future acquisitions after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained, noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of analyzing the impact of SFAS No. 160 on its Financial Statements.

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

As of December 31, 2007, we had $165.0 million principal amount of fixed-rate debt and $259.2 million of available floating-rate debt (of which we borrowed $219.2 million). Based on the amounts outstanding under the revolver credit facility and the term loan, a hypothetical increase of one percentage point would cause an increase to interest expense of approximately $2.2 million on an annual basis on the floating rate debt.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Restatement of Previously Issued Condensed Consolidated Financial Statements

On September 13, 2007, we filed an amendment on Form 10-Q/A to our quarterly report on Form 10-Q for the three months ended March 31, 2007 to restate our unaudited Condensed Consolidated financial statements for the three months ended March 31, 2007.

Changes in Internal Control Over Financial Reporting

As previously disclosed in our Form 10-Q/A for the three months ended March 31, 2007, and our Form 10-Q’s for the three months ended June 30, 2007 and September 30, 2007, management concluded that our internal control over financial reporting was not effective as of March 31, 2007, June 30, 2007 and September 30, 2007. Management identified the material weakness related to the lack of sufficient complement of personnel with an appropriate level of accounting and financial reporting experience commensurate with our financial reporting requirements.

To address and remediate the material weakness in our internal control over financial reporting, we implemented the following measures during 2007 to change or enhance the design and operating effectiveness of our internal control over financial reporting.

•	We hired a Chief Financial Officer with previous experience as the Chief Financial Officer of SEC registrants.

•

We implemented policies and processes to increase communication by and among senior management, external advisors, and other third parties relevant to the disclosure process, including: (1) additional analysis supporting our financial estimates and (2) a formal review of the supporting assumptions, calculations, and analysis prepared by the company’s external advisors.

•	We implemented enhanced training of accounting personnel to familiarize them with our accounting policies.

We have concluded that the above measures have effectively remediated the material weaknesses that were previously identified in our Form 10-Q/A for the three months ended March 31, 2007, and our Form 10-Q’s for the three months ended June 30, 2007 and September 30, 2007.

Other than the remedial measures described above, there were no other changes in our internal control over financial reporting that have materially affected, or are likely to materially affect our internal control over financial reporting during the three months ended December 31, 2007.

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors is divided into two classes, employees and non-employees, with the non-employee directors represented by ABRY Partners, LLC (“ABRY”). Directors in each class have no designated term limits. Decisions regarding directors terms are made at the discretion of the ABRY directors. There are no family relationships among the directors and executive officers. The following table sets forth certain information regarding our directors and executive officers as of March 24, 2008.

Name	Age	Position
Dennis G. Dracup	54	Chief Executive Officer and Director

Louis F. Provenzano	48	President, Chief Operating Officer and Director

Michael F. Schmidt	45	Chief Financial Officer, Senior Vice President of Finance and Director

James L. Moore Jr.	62	Chief Information Officer

Yung-Chung Heh	45	Vice President of Global Operations

Karen Gilhooly	49	Senior Vice President of Sales

Jeffrey M. Johnson	42	Vice President of Business Development

C.J. Brucato	34	Director

Peggy Koenig	51	Director

Azra Nanji	27	Director

Dennis G. Dracup joined us in 2001 as President and Chief Executive Officer. Prior to joining us and since 1996, Mr. Dracup was the Chief Executive Officer of Gemkey.com and the President of Pitney Bowes Software Solutions. Mr. Dracup earned his Executive Management Certificate from Northwestern University, M.S. in Information Systems from Roosevelt University, M.B.A. from State University of New York at Buffalo and B.A. in English from Canisius College.

Louis F. Provenzano has served as the Company’s President, Chief Operating Officer since October 2006 and as Executive Vice President of Sales and Marketing since October 1, 2005. Mr. Provenzano joined us in November 2004 as Senior Vice President of Sales. Prior to joining us and since December 2002, Mr. Provenzano was Vice President of Worldwide Sales and Account Management for Metavante, a subsidiary of M&I Bank. Prior to that and since 1989, Mr. Provenzano held positions of Vice President of Worldwide Sales for Alysis Technologies (acquired by Pitney Bowes) and Senior Vice President of Loan Pricing Corporation (acquired by Reuters). Mr. Provenzano earned a B.A. degree from Boston College.

Michael F. Schmidt has served as the Company’s Senior Vice President of Finance since July 23, 2007 and Chief Financial Officer since August 15, 2007. Prior to joining us and since April 2004, Mr. Schmidt was Chief Financial Officer and Executive Vice President of Autobytel. From April 2002 to April 2004, Mr. Schmidt was Chief Financial Officer at Telephia Inc., a leading provider of performance information for the mobile telecommunications industry. From December 2000 to August 2001, Mr. Schmidt was Chief Financial Officer of Autoweb.com, Inc., an automotive marketing services company. From May 2000 to October 2000, Mr. Schmidt was Chief Operating Officer and Chief Financial Officer at MizBiz, an internet startup. From September 1999 to May 2000, Mr. Schmidt was Director of Finance at Pacificare Health Systems, a health care company. From 1988 to March 1999, Mr. Schmidt held various senior level finance and operational positions at IMS Health, a worldwide provider of information services. Mr. Schmidt began his career as a certified public accountant with Ernst & Whinney. Mr. Schmidt received a Bachelors of Business Administration and Accounting from Cleveland State University.

James L. Moore Jr. joined us in 2000 as Chief Information Officer. Prior to joining us and since 1998, Mr. Moore was the Chief Information Officer of Borland Software Corporation and Director of Information Systems of Softbank Content Services Inc. Mr. Moore earned his M.S. and B.A. in Engineering from California State University Northridge.

Yung-Chung Heh joined the Company in 1989. Prior to her current position as Vice President, Global Operations, she was Vice President of International Sales. Prior to that, she was Director of Marketing and Sales and Director of Operations. Ms. Heh has an A.A. degree in Accounting, and a B.A. in English. She earned her M.A. in Translation and Interpretation (Chinese/English) from the Monterey Institute of International Studies.

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

Jeffrey M. Johnson has served as Vice President, Business Development since July, 2006. Mr. Johnson joined Language Line Services in 2002 in a Market Management position and in 2004 held the Director of Marketing position. Prior to Language Line Services, Mr. Johnson held senior Operations and Marketing positions at Pitney Bowes. Mr. Johnson holds an MBA with distinction from Northwestern University’s J.L. Kellogg Graduate School of Management, and a Bachelor of Science degree with honors from California Polytechnic State University.

C.J. Brucato became a Director in June 2004. Mr. Brucato is a Partner of ABRY Partners, LLC, which he joined in 1996. Prior to joining ABRY, Mr. Brucato was a member of the Media, Telecommunications and Entertainment Investment Banking Group at Prudential Securities, Inc. He is presently a director (or the equivalent) of CapRock Holdings, Inc., CommerceConnect Media Holdings, Inc., Consolidated Theatres, LLC, Fanfare Media Works Holdings, Inc. and Hispanic Yellow Pages Network, LLC. Mr. Brucato earned his B.S.E. from Princeton University.

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

COMPENSATION COMMITTEE REPORT

Because affiliates of ABRY own more than 50% of the voting common stock of Language Line Holdings, LLC (“Holdings’), we would be a “controlled company” within the meaning of Rule 4350(c)(5) of the Nasdaq Marketplace rules. As a “controlled company”, we would qualify for exemptions from certain corporate governance rules of The Nasdaq Stock Market LLC, including the requirement that executive compensation be determined by a majority of independent directors or a compensation committee comprised solely of independent directors. Our Compensation Committee is comprised solely of non-employee directors, consisting of Peggy Koenig, C.J. Brucato and Azra Nanji, with Peggy Koenig acting as the chairperson.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K.

This report has been provided by the Compensation Committee of the Board of Directors of the Company.

Peggy Koenig, Chairperson of the Compensation Committee

C.J. Brucato

Azra Nanji

COMPENSATION DISCUSSION AND ANALYSIS

Our Compensation Committee is responsible for reviewing and approving the compensation of our named executive officers, as well as reviewing and approving our incentive plans. The review and approval of compensation and incentives to be awarded by the Compensation Committee to the named executive officers is typically undertaken on an annual basis as part of the Company’s budget review process. Once the Compensation Committee has completed its review and approval process, the Compensation Committee submits its recommendations to the board of directors for the board of directors for further review, discussion and final approval.

Compensation Objectives

We believe that our compensation program must support our strategy, be competitive, and provide both significant rewards for outstanding performance and clear financial consequences for underperformance. We also believe that a significant portion of the named executive officers’ compensation should be “at risk” in the form of annual and long-term incentive awards that are paid, if at all, based upon individual and company performance. The compensation awarded to our named executive officers for fiscal 2007, as well as prior years, was intended:

•	To encourage and reward strong performance; and

•	To motivate our named executive officers by providing them with a meaningful equity stake in the company.

The accounting and cost implications of our compensation program are considered in program design; however, the main driver of design is alignment with our business needs.

Role of the Compensation Committee and Executive Officers

Following an evaluation of each executive officer’s performance and expectations for the coming year, including our named executive officers, our chief executive officer makes compensation recommendations to the Compensation Committee that are generally, with minor adjustments, approved by the Compensation Committee. Our chief executive officer also recommends to the Compensation Committee the amount of any equity compensation to be awarded to our executive officers, including our named executive officers. Once the Compensation Committee has approved the chief executive officer’s recommendations, the Compensation Committee submits its recommendations to the board of directors for final approval. The board of directors approves all compensation and equity awards to our executive officers, including our chief executive officer, chief financial officer and president/chief operating officer.

Elements of our Compensation Program

Base Salary

Base salary is intended to provide cash compensation to the named executive officers for their performance of core duties that contributed to our success as measured by the element of corporate performance mentioned above. The Compensation Committee reviews and approves base salary recommendations as presented by the chief executive officer.

Base salary recommendations are intended to approximate the market value of a position, based upon analysis of similar positions with essentially the same job responsibilities. Market data is provided to the Company by nationally recognized compensation consulting firms and executive search firms.

Annual Incentives

Annual incentives in the form of the Company’s “Bonus Plan” are intended to tie a significant portion of each of the named executive officer’s compensation to our annual performance. Additionally, the annual incentive allows us to recognize an individual’s performance in relation to special or strategic projects. The annual incentives paid in 2008 for 2007 were based primarily upon the performance of the Company in 2007. The Bonus Plan is tied to both revenue and EBITDA growth over the prior year. In 2007, revenue and EBITDA growth over the prior year were approximately 12% and 12%, respectively, resulting in bonuses earned by our named executive officers ranging from 46% to 57% of their respective base salaries.

The Company does not utilize any other non-equity incentive compensation plans.

Long-Term Incentives

We believe that our long term success depends upon aligning executives’ and ownerships’ interests. To support this objective, we provide our executives with means to become significant equityholders in the business of the Company through the issuance of Class C restricted stock units of our ultimate parent, Holdings, which we believe support the long-term retention of executives and reinforce our longer-term goals.

Equity Ownership. The Class C restricted stock units of Holdings vest according to a specified schedule and will be expensed to compensation over the five year vesting period. Vesting will accelerate upon a change of control of Holdings, (as such term is defined in the applicable incentive unit agreement) and upon certain types of sales of the Company. Vesting will cease if the individual ceases to be employed by Holdings or any of its subsidiaries. If the individual ceases to be employed by Holdings, or any of its subsidiaries, Holdings, will have the option to purchase all or any portion of the vested and/or the unvested Class C restricted stock units. The aggregate purchase price for all unvested units will be $1.00, and the purchase price for each vested unit will be the fair market value for such unit as of the date of individual’s termination. If, however, the Company terminates the individual’s employment for cause, the aggregate purchase price of all vested units will be $1.00. Holdings’ right to repurchase the individual’s units will terminate upon a change of control, provided that the individual is employed by Holdings, or any of its subsidiaries at the time of the change of control.

Historically, the date upon which restricted stock unit awards have been granted has not been fixed. If we do grant restricted stock unit awards in the future, they will be presented to the both Compensation Committee and Board of Directors for review and approval before being granted.

Option Awards. We do not currently utilize options as part of our executive compensation program.

Compensation Determination

In determining compensation amounts awarded, the Compensation Committee focused primarily on both revenue and EBITDA growth during fiscal year 2007 in addition to adjusting base salaries as deemed appropriate.

Supplemental Benefits, Deferred Compensation and Perquisites

We do not provide supplemental benefits and perquisites for executives. None of our named executive officers have deferred any portion of their compensation, except for 401(k) contributions and medical benefits paid.

Our Benefit Plans

We also provide a variety of standard welfare benefits to our employees, such as medical, dental, vision, short-term and long-term disability, and life insurance and accidental death and dismemberment benefits. A flexible spending plan, an employee assistance program and incentive compensation is also provided to employees.

Employment Agreements

Generally, we do not favor employment agreements unless they are required to attract or retain an executive to the Company. We have entered into an employment agreement with our Chief Executive Officer, Dennis G. Dracup, as described in the narrative accompanying the Summary Compensation Table. The employment agreement with Mr. Dracup was essential to attract and/or retain his services. The remaining named executive officers are employed on an “at will” basis and do not have an employment agreement with the Company.

In addition, the balance of the named officers have executed offer letters setting forth their beginning base salary and their eligibility to participate in the Company’s Bonus Plan. There is no length of employment provisions in any of their respective offer letters.

Summary Compensation Table

The following table sets forth the total compensation earned by each of the named executive officers for the fiscal year ended December 31, 2007.

Name and Principal Position	Year	Salary ($)		Bonus		Stock Awards (6) ($)		Non-Equity Incentive Plan Compensation (7)		All Other Compensation (8) ($)		Total ($)
Dennis G. Dracup Chief Executive Officer	2007 2006	$ $	395,526 377,708	$ $	— —	$ $	253,135 247,315	$ $	192,938 192,938	$ $	22,647 20,132	$ $	864,246 838,093
Louis F. Provenzano (1) President and Chief Operating Officer	2007 2006	$ $	254,375 216,667	$ $	— —	$ $	73,038 14,251	$ $	107,125 131,813	$ $	13,937 12,910	$ $	448,475 375,641
Michael F. Schmidt (2) Chief Financial Officer &SVP Finance	2007 2006	$ $	110,208 —	$ $	— —	$ $	4,679 —	$ $	— —	$ $	— —	$ $	114,887 —
James L. Moore Jr. Chief Information Officer	2007 2006	$ $	199,041 194,100	$ $	— —	$ $	15,926 15,708	$ $	88,245 113,245	$ $	10,166 19,337	$ $	313,378 342,390
Karen Gihooly (3) Senior Vice President of Sales	2007 2006	$ $	185,000 61,667	$ $	— 65,000	$ $	16,112 1,208	$ $	27,473 —	$ $	558 —	$ $	229,143 127,875
Solange Jerolimov (4) Former Interim Chief Financial Officer	2007 2006	$ $	136,875 51,004	$ $	— —	$ $	2,836 178	$ $	8,550 —	$ $	9,646 2,481	$ $	157,907 53,663
Jeffrey C. Grace (5) Former Chief Financial Officer	2007 2006	$ $	110,618 171,372	$ $	— —	$ $	7,089 3,810	$ $	50,000 62,500	$ $	7,835 11,121	$ $	175,542 248,803

(1)	Mr. Provenzano was appointed President and Chief Operating Officer in October 2006. Amounts earned during the year ended December 31, 2006 includes $154,617 earned as Executive Vice President of Sales and marketing, and $62,500 earned as President and Chief Operating Officer, where his annualized salary was $250,000.

(2)	Mr. Schmidt joined the company on July 23, 2007. He was appointed Senior Vice President of Finance on July 23, 2007 and Chief Financial Officer on August 15, 2007. Mr. Schmidt’s salary is $250,000 per annum.

(3)	Ms. Gilhooly joined the Company on September 1, 2006 as Vice President of Sales. Ms. Gilhooly received a signing bonus of $65,000 upon joining the Company.

(4)	Ms. Jerolimov was the acting Chief Financial Officer of the Company for the period June 16, 2007 through August 14, 2007. Ms. Jerolimov is the Company’s current Controller.

(5)	Mr. Grace was appointed Chief Financial Officer in December 2006. Amounts earned during the year ended December 31, 2006 include $159,961 earned as Controller, where his annualized salary was $172,300, and $11,411 earned as Chief Financial Officer were his annualized salary was $212,300. Mr. Grace resigned as Chief Financial Officer of the Company effective June 15, 2007.

(6)	The amounts of the stock awards shown in the table represent the expense reported for financial reporting purposes in 2007 and 2006 for the fair value of Holdings Class C restricted stock units granted in 2007 as well as prior fiscal years in accordance with SFAS No. 123(R). For additional information, refer to the “Share-Based Compensation” section of Note 7 of the “Notes to Consolidated Financial Statements.”

(7)	Amounts included in this column include amounts paid as annual incentive compensation (bonus).

(8)	Represents matching contributions to the employee’s respective Company 401(k) account, medical benefits paid by the Company and life insurance premiums paid by the company, respectively, for the following individuals in 2007: Mr. D. Dracup - $8,493, $12,936 and $1,218; Mr. L. Provenzano - $8,925, $4,235 and $777; Mr. J. Moore - $7,962, $1,598 and $606; Ms. K. Gihooly - $0, $0, and $558; Ms. S. Jerolimov $0, $9,160, and $386; and Mr. J. Grace - $4,425, $3,099 and $311. In 2006 the following amounts were paid: : Mr. D. Dracup - $8,407, $10,661 and $1,065; Mr. L. Provenzano - $8,667, $3,554 and $690; Mr. J. Moore - $7,764, $11,029 and $544; Ms. K. Gihooly - $0, $0, and $0; Ms. S. Jerolimov $0, $0, and $0; and Mr. J. Grace - $6,855, $3,677 and $588.

Mr. Dracup’s Employment Agreement

In 2004, we entered into an employment agreement with Mr. Dracup. The employment agreement for Mr. Dracup provides for an initial term of five years with automatic one-year renewals unless otherwise terminated earlier or either party gives notice not to renew. Under the employment agreement, Mr. Dracup is paid a base salary of $350,000 per year. The base salary will increase by 5% on each anniversary of the employment agreement. In the event Mr. Dracup’s employment is terminated due to (i) his resignation “without good reason,” (ii) death, “disability” or other incapacity or (iii) by the Company with “cause” (as each such term is defined in the employment agreement), Mr. Dracup is entitled to certain benefits but no severance payments. If Mr. Dracup’s employment is terminated by the Company “without cause” or he resigns for “good reason” (as each such term is defined in the employment agreement), Mr. Dracup is entitled to severance payments and certain benefits for a period of twelve months from the date of termination. Mr. Dracup will be required to sign a release as a condition to receiving any severance payments. The employment agreement also contains noncompete provisions, which restrict Mr. Dracup from being involved in any business which is in competition with us for a period of one from the date of termination of employment.

The remaining named executive officers are employed on an “at will” basis and do not have an employment agreement with the Company. The remaining named executive officers offer letters contain noncompete provisions, which restrict them from being involved in any business which is in competition with us for a period of one year from the date of termination of employment.

Termination, Change of Control and Change of Responsibility Payments

Mr. Grace resigned as Chief Financial Officer of the Company effective June 15, 2007. Mr. Graces’ compensation is included in the Summary Compensation Table above. No additional compensation is due to Mr. Grace.

The table below reflects the amount of compensation to Mr. Dracup in the event of a termination or, if applicable, upon a change of control. The amounts shown assume that such a termination or change of control was effective as of December 31, 2007, and thus includes amounts earned through such time and are estimates of the amounts which would be paid upon termination or change of control. The actual amounts to be paid can only be determined at the time of Mr. Dracup’s separation from us or the change of control.

Reason for termination	Severance payment (1)		SERP (3)	Benefits (4)	Stock Award Payments
Death	$—		$—	$11,077	$842,546	(5)
Disability	$—		$—	$11,077	$842,546	(5)
Termination by us without cause	$607,829		$—	$11,077	$842,546	(5)
Termination by us with cause	$—		$—	$11,077	$1
Termination by Mr. Dracup for good reason	$607,829		$—	$11,077	$842,546	(5)
Change of control	$607,829	(2)	$—	$11,077	$1,909,091	(6)
Termination by Mr. Dracup without cause	$—		$—	$11,077	$842,546	(5)

(1)	Amounts reflect the equivalent of twelve month’s salary of $405,180, plus the equivalent bonus paid in 2007 of $192,938, plus the equivalent of twelve month’s Group Life Insurance of $1,218, plus the equivalent of twelve month’s 401(K) match of $8,493. The severance payment would be paid in twelve equal monthly installments.

(2)	This amount will be reduced by the value paid in cash or marketable securities with respect to Language Line Holdings, LLC restricted stock unit gains.

(3)	This is not applicable since there is no Supplemental Executive Retirement Plan (“SERP) with respect to Mr. Dracup’s employment contract.

(4)	Represents rates currently in effect for COBRA insurance benefits for twelve months totalling $11,077.

(5)	Represents 6,018,182 vested Class C restricted stock units at the current fair value of $0.14 per unit plus $1.00 in aggregate for unvested units.

(6)	Represents 13,636,364 Class C units at the current fair value of $0.14 per unit.

2007 Grants of Awards Table

The following table describes the Holdings Class C restricted stock units granted to our named executive officers during the year ended December 31, 2007. There are no outstanding or exercisable options with respect to any stock incentive plans at December 31, 2007. The Company currently has no stock option incentive plans.

2007 GRANTS OF AWARDS TABLE

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Stock Units (#)	Base Price of Stock Awards ($ / unit)	Grant Date Fair Value of Stock Awards ($) (2)
Name (1)	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)
Dennis G. Dracup	—	—	—	$202,590	$405,180	—	—	$—
Louis F. Provenzano	8/31/07	8/9/07	—	$129,375	$258,750	250,000	—	$35,000
Michael F. Schmidt	8/31/07	8/9/07	—	$125,000	$250,000	500,000	—	$70,000
James L. Moore Jr.	—	—	—	$100,992	$201,983	—	—	$—
Karen Gilhooly	8/31/07	8/9/07	—	$92,500	$185,000	125,000	—	$17,500
Solange Jerolimov	8/31/07	8/9/07	—	$38,625	$77,250	75,000	—	$10,500

(1)	Mr. Dracup and Mr. Moore were not granted any stock awards during 2007.

(2)	The amounts of the stock awards shown in the table represent the expense reported for financial reporting purposes

Incentive Unit Agreements

The named executives are party to incentive unit agreements pursuant to which our ultimate parent, Holdings, issued Class C restricted stock units. The units will vest annually over a five year period on the anniversary date of the grant as follows; (a) first anniversary 10% vested (b) second anniversary 30% vested (c) third anniversary 50% vested (d) fourth anniversary 75% vested and (e) fifth anniversary 100% vested. Vesting will accelerate upon a change of control of Holdings and upon certain types of sales of the Company. Vesting will cease if the named executive ceases to be employed by Holdings or any of its subsidiaries. If the named executive ceases to be employed by Holdings or any of its subsidiaries, Holdings will have the option to purchase all or any portion of the vested and/or the unvested Class C restricted stock units. The aggregate purchase price for all unvested units is $1.00, and the purchase price for each vested unit will be the fair market value for such unit as of the date of termination. If, however, we terminate the named executives employment for cause, the aggregate purchase price for all vested units will be $1.00. Holdings right to repurchase a named executives units will terminate upon a “change of control” (as such term is defined in the incentive share unit agreement), provided that the named executive is employed by Holdings or any of its subsidiaries at the time of the “change of control.”

Outstanding Equity Awards at 2007 Year-End

The following table sets forth for each of the named executive officers information concerning outstanding stock units as of December 31, 2007.

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE - STOCK AWARDS

Name	Number of Restricted Stock Units That Have Not Vested (#) (1)		Market Value of Restricted Stock Units That Have Not Vested ($) (8)	Equity Incentive Plan Awards; Number of Unearned Stock Units That Have Not Vested (#)	Equity Incentive Plan Awards; Market Value of Unearned Stock Units That Have Not Vested ($)
Dennis G. Dracup	7,618,182	(2)	$1,066,545	—	$—
Louis F. Provenzano	1,400,000	(3)	$196,000	—	$—
Michael F. Schmidt	500,000	(4)	$70,000	—	$—
James L. Moore Jr.	458,075	(5)	$64,131	—	$—
Karen Gihooly	597,500	(6)	$83,650	—	$—
Solange Jerolimov	142,500	(7)	$19,950	—	$—

(1)	Unvested as of December 31, 2007.

(2)	Represent Holdings Class C restricted stock units, which vest as follows: 3/1/08 - 400,000; 7/1/08 - 2,909,091; 3/1/09 - 400,000; 7/1/09 - 2,909,091; 3/1/10 - 500,000; 3/1/11 - 500,000.

(3)	Represent Holdings Class C restricted stock units, which vest as follows: 3/1/08 - 40,000; 7/1/08 - 125,000; 9/1/08 - 25,000; 12/1/08 - 160,000; 3/1/09 - 40,000; 7/1/09 - 125,000; 9/1/09 - 50,000; 12/1/09 - 160,000; 3/1/10 - 50,000; 9/1/10 - 50,000; 12/1/10 - 200,000; 3/1/11 - 50,000; 9/1/11 - 62,500; 12/1/11 - 200,000; 9/1/12 - 62,500.

(4)	Represent Holdings Class C restricted stock units, which vest as follows: 9/1/08 - 50,000; 9/1/09 - 100,000; 9/1/10 - 100,000; 9/1/11 - 125,000; and 9/1/12 - 125,000.

(5)	Represent Holdings Class C restricted stock units, which vest as follows: 3/1/08 - 15,000; 7/1/08 - 195,287; 3/1/09 - 15,000; 7/1/09 - 195,287; 3/1/10 - 18,750; and 3/1/11 - 18,751.

(6)	Represent Holdings Class C restricted stock units, which vest as follows: 9/1/08 - 12,500; 12/1/08 - 105,000; 9/1/09 - 25,000; 12/1/09 - 105,000; 9/1/10 - 25,000; 12/1/10 - 131,250; 9/1/11 - 31,250; 12/1/11 - 131,250; 9/1/12 - 31,250.

(7)	Represent Holdings Class C restricted stock units, which vest as follows: 9/1/08 - 7,500; 12/1/08 - 15,000; 9/1/09 - 15,000; 12/1/09 - 15,000; 9/1/10 - 15,000; 12/1/10 - 18,750; 9/1/11 - 18,750; 12/1/11 - 18,750; 9/1/12 - 18,750.

(8)	The Company determines the fair value of its Holdings Class C restricted stock units from the probability-weighted expected return method. Under this method, the value of an enterprise’s common stock is estimated from an analysis of the future values for the Company assuming various possible future

2007 Stock Vested Table

The following table sets forth for each of the named executive officers certain information concerning stock units vested during the fiscal year 2007.

2007 RESTRICTED STOCK UNIT VESTED TABLE - STOCK AWARDS

Name	Number of Restricted Stock Units Vested (1)	Value Realized on Vesting ($)
Dennis G. Dracup	2,327,273	$325,818
Louis F. Provenzano	200,000	$28,000
Michael F. Schmidt	—	$—
James L. Moore Jr.	163,730	$22,922
Karen Gihooly	52,500	$7,350
Solange Jerolimov	7,500	$1,050

(1)	Represents Holdings Class C restricted stock units which vested during the fiscal year 2007.

Compensation of Directors

Directors who are officers of, or employed by, the Company or any of its subsidiaries do not receive addition compensation for service on the board of directors or its committees. In addition, members of the Compensation Committee do not receive additional compensation for service on the committee because of their affiliation with the principal equity holder of the Company.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Our ultimate parent, Language Line Holdings, LLC (“Holdings”) indirectly owns 100% of our capital stock. The following table sets forth certain information with respect to the beneficial ownership of Holdings equity interests as of December 31, 2007, by (i) each person or entity who owns of record or beneficially 5% or more of any class of Holdings voting securities; (ii) each named executive officer and director of Language Line, Inc.; and (iii) all of the directors and named executive officers of Language Line, Inc. as a group. Except as noted below, the address for each of the directors and named executive officers is c/o Language Line, Inc., 1 Lower Ragsdale Drive, Monterey, California 93940.

Name and Address of Beneficial Holder(1)	Number of Voting Equity Interests Beneficially Owned	Percentage of Total Voting Equity Interests Outstanding
Principal Equityholders:
ABRY Partners IV, L.P. (1) (2) (3)	116,597,073	83.5%
ABRY Mezzanine Partners, L.P. (1) (4)	8,980,395	4.3%
Executive Officers and Directors:
Dennis G. Dracup	2,277,778	1.6%
Louis F. Provenzano	—	—
Michael F. Schmidt	—	—
James L. Moore Jr.	650,000	*
Yung-Chung Heh	118,208	*
Jeffrey M. Johnson	—	—
Karen Gilhooly	—	—
Peggy Koenig (6)	—	—
C.J. Brucato (5)	—	—
Azra Nanji	—	—
All Executive Officers & Directors as a group (10 persons)	3,045,986	2.2%

*	Less than 1%

(1)	“Beneficial ownership” generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.

(2)	Royce Yudkoff exercises voting and investment control of the equity interests held by ABRY Partners IV, L.P. and ABRY Mezzanine Partners, L.P. The address of both is 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

(3)	Royce Yudkoff is the sole member of ABRY Capital Partners, LLC which is the sole general partner of ABRY Capital Partners, L.P. which is the sole general partner of ABRY Partners IV, L.P.

(4)	Royce Yudkoff is the sole member of ABRY Mezzanine Holdings, LLC which is the sole general partner of ABRY Mezzanine Investors, L.P. which is the sole general partner of ABRY Mezzanine Partners, L.P.

(5)	Mr. Brucato is a limited partner of ABRY Capital Partners, L.P., the sole general partner of ABRY Partners IV, L.P., and ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P. and disclaims beneficial ownership of any equity interests held by either entity. Mr. Brucato’s address is c/o ABRY Partners IV, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

(6)	Ms. Koenig is a limited partner of ABRY Capital Partners, L.P., the sole general partner of ABRY Partners IV, L.P., and ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P. and disclaims beneficial ownership of any equity interests held by either entity. Ms. Koenig’s address is c/o ABRY Partners IV, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Members Agreement

In connection with the Merger, the members of Holdings entered into a Members Agreement. Pursuant to the Members Agreement, such members agreed to vote their equity interests in Holdings so that the following directors are elected to the board of managers of Holdings: (i) three directors designated by ABRY Partners IV, L.P., (ii) the then current chief executive officer of Holdings, who shall initially be Dennis G. Dracup and (iii) the then current chief financial officer of Holdings, who shall be Michael F. Schmidt. The Members Agreement also contains:

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

In 2007, concurrent with the resignation of the Chief Financial Officer, Jeffrey Grace, Mr. Schmidt was appointed the Company’s new Chief Financial Officer, and also replaced Mr. Grace’s director role.

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

Transactions

On January 10, 2008 our ultimate parent completed its acquisition of Coto Holdings, LLC. Transactions such as administrative and sales support services between the Company and Coto Holdings, LLC started on January 10, 2008. The Company believes that the terms and nature of the transactions are no less favorable than those available with unrelated parties.

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

During the fiscal years ended December 31, 2007 and December 31, 2006, fees for services provided by PricewaterhouseCoopers LLP and Deloitte & Touche LLP, were as follows (in thousands):

	Year Ended December 31,
	2007	2006
Audit Fees	$863	$765
Tax Fees	290	311

Total	$1,153	$1,076

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

3.	Exhibits

3.1	Certification of Incorporation of Language Line Holdings, Inc. (f/k/a Language Line Acquisition, Inc.).*

3.2	By-Laws of Language Line Holdings, Inc. (f/k/a Language Line Acquisition, Inc.).*

4.1	Indenture, dated as of June 11, 2004 among Language Line Holdings, Inc. (f/k/a Language Line Acquisition, Inc.) and The bank of New York.*

4.2	Registration Rights Agreement, dated as of June 11, 2004, by and among Language Line Holdings, Inc. (f/k/a Language Line acquisition, Inc.), MLPFS and each other Initial Purchases set forth on Schedule B. *

4.3	Joinder Agreement, dated June 11, 2004, among Language Line Holdings, Inc., Language Line, LLC, Envok, LLC, On Line Interpreters, Inc., Language Line Services, Inc., Language Line Dominican Republic LLC, Language Line Panama, LLC and Language Line Costa Rica, LLC. *

4.4	First Supplemental Indenture, dated as of June 11, 2004, among Language Line, Inc., Language Line, LLC, Envok, LLC, On Line Interpreters, Inc., Language Line Services, Inc., Language Line Dominican Republic LLC, Language Line Panama, LLC, Language Line Costa Rica, LLC, Language Line Holdings, Inc. and the Bank of New York. *

4.5	Form of Note (included in Exhibit 4.1). *

10.1	Agreement and Plan of Merger, dated April 14, 2004 by and among Language Line Holdings, Inc., Language Line Acquisition, Inc. and Language, Inc. *

10.2	Preferred Securities Purchase Agreement, dated as of June 11, 2004 by and among Language Line Holdings, LLC and the purchasers named in the Purchaser Schedule. *

10.3	Registration Rights Agreement, dated June 11, 2004, by and among Language Line Holdings, LLC and the members and Language Line Holdings, LLC’s members. *

10.4	Executive Employment Agreement, dated June 11, 2004, by and between Language Line, Inc and Dennis Dracup. *

10.5	Executive Employment Agreement, dated June 11, 2004, by and between Language Line, Inc. and Matthew Gibbs. *

10.6	Non-competition, Non-solicitation Agreement, dated June 11, 2004, by and among Language Line Acquisition, Inc, Language Line, Inc. and Dennis Dracup. *

10.7	Non-competition, Non-solicitation Agreement, dated June 11, 2004, by and among Language Line Acquisition, Inc, Language Line, Inc. and Matthew Gibbs. *

10.8	Incentive Securities Agreement, dated June 11, 2004, by and among Language Line Holdings, LLC, Dennis G. Dracup Declaration of Trust and Christine L. Dracup Declaration of Trust. *

10.9	Incentive Securities Agreement, dated June 11, 2004, by and between Language Line Holdings, LLC and Matthew Gibbs. *

10.10	Incentive Units Agreement, dated July 14, 2004, by and between Language Line Holdings, LLC and Jeanne Anderson. *

10.11	Incentive Units Agreement, dated July 14, 2004, by and between Language Line Holdings, LLC and Dennis Bailey. *

10.12	Incentive Units Agreement, dated July 14, 2004, by and between Language Line Holdings, LLC and Phil Speciale. *

10.13	Investor Securities Purchase Agreement, dated June 11, 2004, by and among Language Line Holdings, LLC and the persons listed on Schedule A. *

10.14	Credit Agreement, dated as of June 11, 2004, by and among Language Line, Inc., Language Line Acquisition, Inc., Merrill Lynch & Co. and MLPFS. *

10.15	Security Agreement, dated as of June 11, 2004, by and among Language Line, Inc., Language Line Holdings, Inc., the Subsidiary Guarantors party thereto and Merrill Lynch Capital Corporation. *

10.16	Guarantee, dated June 11, 2004 by and among Language Line Holdings, Inc. in favor of Merrill Lynch Capital Corporation.*

10.17	Trademark Security Agreement, dated as of June 11, 2004 by and among Language Line Inc., each of the Guarantors listed on Schedule II thereto and in favor of Merrill Lynch Capital Corporation. *

10.18	Amended and Restated Promissory Note in the principal amount of $100,000 from Matthew T. Gibbs II and Kathy Gibbs in favor of Language Line, Inc., dated June 11, 2004. *

10.19	Amended and Restated Promissory Note in the principal amount of $995,000 from Dennis G. Dracup in favor of Language Line, Inc., dated June 11, 2004. *

10.20	Amendment to the Deed of Trust and Assignment of Rents, dated June 11, 2004, by and between Dennis G. Dracup and Christine L. Dracup as “Trustor,” in favor of Old Republic Title Company as trustee in trust for Language Line, Inc. *

10.21	Amended and Restated Unit Pledge Agreement, dated June 1, 2004 by and between Language Line, Inc., Matthew T. Gibbs, II and Kathy Gibbs. *

10.22	Intercompany Services Agreement, dated January 19, 2006 between Language Line, LLC and Language Line Ltd. (incorporated herein by reference to Exhibit 10.22 of Form 10-K for the Year Ended December 31, 2005 filed with the SEC on April 12, 2006).

10.23	Credit Agreement dated as of June 11, 2004 as amended and restated on November 14, 2006, by and among Language Line Inc., Language Line Holdings Inc., Merrill Lynch, and MLPFS (incorporated herein by reference to Exhibit 10.23 of the Current Report filed on Form 8-K with the SEC on November 20, 2006).

10.24	Release between Language Line, Inc. and Matthew Gibbs dated December 8, 2006 (incorporated herein by reference to Exhibit 10.24 of Form 8-K of the Current Report filed on Form 8-K with the SEC on December 11, 2006).

10.25	Repurchase Notice by Language Line Holdings, LLC to Matthew Gibbs dated December 11, 2006 (incorporated herein by reference to Exhibit 10.24 of Form 8-K of the Current Report filed on Form 8-K with the SEC on December 11, 2006).

10.26	Offer Letter to Jeffrey Grace dated December 8, 2006 (incorporated herein by reference to Exhibit 10.24 of Form 8-K of the Current Report filed on Form 8-K with the SEC on December 11, 2006).

10.27	Repurchase Notice by Language Line Holdings, LLC to Jeffrey Grace dated June 15, 2007 (incorporated by reference to Exhibit 10.27 of the Current Report filed on Form 8-K with the SEC on June 15, 2007).

10.28	Offer Letter to Michael Schmidt dated June 5, 2007 (incorporated by reference to Exhibit 10.28 of the Current Report filed on Form 8-K with the SEC on June 15, 2007).

12.1	Statement regarding computation of ratio of earnings to fixed charges (incorporated herein by reference to Exhibit 12.1 of Form 10-K for the Year Ended December 31, 2005 filed with the SEC on April 12, 2006).

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 of Form 10-K for the Year Ended December 31, 2004 filed with the SEC on April 15, 2005).

21.1	Subsidiaries of Language Line Holdings, Inc. *

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-118754).

**	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Language Line, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Language Line, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, in 2007 the Company adopted a new accounting standard that required a change in the manner in which it accounts for uncertain tax positions. As discussed in Note 7 to the consolidated financial statements, in 2006 the Company adopted a new accounting standard that required it to change the manner in which it accounts for share-based compensation.

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Language Line, Inc.

Monterey, California

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows of Language Line, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2005. Our audit also included the financial statement schedule for the year ended December 31, 2005 listed in the Table of Contents at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2005. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Jose California

April 11, 2006

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$13,898	$20,236
Accounts receivable - net of allowance for doubtful accounts of $1,300 in 2007 and $1,503 in 2006	28,696	24,321
Prepaid expenses and other current assets	2,128	1,625
Deferred taxes on income	1,385	1,018

Total current assets	46,107	47,200
Property and equipment, net	5,913	5,385
Goodwill	408,793	408,793
Intangible assets - net of accumulated amortization of $120,053 in 2007 and $90,961 in 2006	340,222	369,139
Deferred financing costs - net of accumulated amortization of $7,409 in 2007 and $4,957 in 2006	9,288	11,740
Other assets	241	365

Total assets	$810,564	$842,622

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,603	$515
Accrued interest	2,339	3,485
Accrued compensation and interpreter costs	5,930	4,850
Other accrued liabilities	2,339	2,325
Dividends payable	1,000	—
Income taxes payable	624	3,246
Current portion of long-term debt	17,730	17,251

Total current liabilities	31,565	31,672
Other Liabilities	3,463	—
Long-term debt	201,451	219,181
Senior subordinated notes	162,185	161,725
Deferred taxes on income	149,452	155,660

Total liabilities	548,116	568,238

Commitments and contingencies (notes 8 and 10)

Stockholders’ equity
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	259,587	280,186
Accumulated deficit	2,861	(5,802)

Total stockholders’ equity	262,448	274,384

Total liabilities and stockholders’ equity	$810,564	$842,622

See notes to consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Consolidated Statements of Operations

(In thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Revenues	$183,188	$163,294	$144,878
Costs of services	64,767	57,916	49,275
Other expenses:
Selling, general and administrative	32,410	28,807	24,635
Interest	41,277	43,983	41,207
Depreciation and amortization	31,290	36,409	39,217

Total other expenses	104,977	109,199	105,059

Other income:
Interest	915	798	285
Escrow settlement	—	795	—
Other	313	—	—

Total other income	1,228	1,593	285

Income (loss) before income taxes	14,672	(2,228)	(9,171)
Income tax provision (benefit)	5,232	(93)	(6,027)

Net income (loss)	$9,440	$(2,135)	$(3,144)

See notes to consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

(In thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Stock Compensation	Treasury Stock			Total Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
	Shares	Amount				Shares	Amount
BALANCES, January 1, 2005	1,000	—	281,207	(523)	(1,661)	—		—	279,023

Dividend distribution to Parent	—	—	(1,095)	—	—	—		—	(1,095)
Capital contribution from Parent	—	—	995	—	—	—		—	995
Repurchase of class C common shares from employees	—	—	(43)	—	43	—		—	—
Deferred stock based compensation expense	—	—	—	—	366	—		—	366
Net loss	—	—	—	(3,144)	—	—		—	(3,144)	(3,144)

BALANCES, December 31, 2005	1,000	—	281,064	(3,667)	(1,252)	—		—	276,145

Repurchase of class C common shares from employee	—	—	(41)	—	—	—		—	(41)
Deferred stock based compensation expense	—	—	415	—	—	—		—	415
Adoption of SFAS 123R	—	—	(1,252)	—	1,252	—		—	—
Net loss	—	—	—	(2,135)		—		—	(2,135)	$(2,135)

BALANCES, December 31, 2006	1,000	$—	$280,186	$(5,802)	$—	—	$		$274,384

Adoption of FIN 48	—	—	—	(777)	—	—		—	(777)
Dividend distribution to Parent	—	—	(21,000)	—	—	—		—	(21,000)
Repurchase of class C common shares from employee	—	—	(15)	—	—	—		—	(15)
Deferred stock based compensation expense	—	—	416	—	—	—		—	416
Net income (loss)	—	—	—	9,440	—	—		—	9,440	$9,440

BALANCES, December 31, 2007	1,000	$—	$259,587	$2,861	$—	—	$		$262,448

See notes to consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Cash flows from operating activities:
Net income (loss)	$9,440	$(2,135)	$(3,144)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,290	36,408	39,217
Amortization of deferred financing costs	2,452	2,010	1,901
Deferred taxes on income	(5,942)	(7,921)	(11,558)
Stock based compensation expense	416	415	366
Loss on disposal of property	3	—	9
Loss (gain) from derivative instruments	—	—	4
Accretion of discount on long-term debt	459	410	367
Effect of changes in operating assets and liabilities:
Accounts receivable	(4,375)	(1,992)	(2,703)
Prepaid expenses and other current assets	(504)	1,220	(1,024)
Other assets	124	(269)	137
Accounts payable	1,088	1,143	746
Income taxes payable	149	758	(16)
Accrued interest and other liabilities	(817)	86	2,710

Net cash provided by operating activities	33,783	30,133	27,012

Cash flows from investing activities:
Purchases of property and equipment	(2,681)	(2,885)	(1,584)
Acquisition of intangible asset	(175)	—	—

Net cash used in investing activities	(2,856)	(2,885)	(1,584)

Cash flows from financing activities:
Long-term debt repayments	(17,251)	(18,637)	(24,305)
Revolving line of credit borrowings	11,000	—	—
Revolving line of credit repayments	(11,000)	—	—
Loan fees and other financing costs	—	(2,324)	(291)
Repurchase of restricted stock units	(15)	(42)	—
Dividend paid to parent company	(20,000)	—	—
Capital contribution from Parent	—	—	995

Net cash used in financing activities	(37,266)	(21,003)	(23,601)

Net increase (decrease) in cash and cash equivalents	(6,339)	6,245	1,827
Cash and cash equivalents - beginning of period	20,236	13,991	12,164

Cash and cash equivalents - end of period	$13,897	$20,236	$13,991

Additional cash flow information:
Cash paid for interest	$39,312	$42,611	$35,343

Cash paid for income taxes	$12,072	$7,070	$5,549

Non-cash dividend distribution	$—	$—	$1,095

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

The Company provides over-the-phone interpretation services, from English into over 170 different languages, 24 hours a day, seven days a week. Such services are provided mainly to the non-English speaking business population in the U.S. and Canada covering various industries such as insurance, healthcare, financial, utilities and government, providing a cost effective alternative to staffing in-house multilingual capabilities or using face-to-face interpretation.

Principles of Consolidation—The condensed consolidated financial statements include the accounts of LLI, LLC and LLC’s wholly-owned subsidiaries as of December 31, 2007 and December 31, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassification— For the consolidated statement of operations, approximately $0.1 million of selling, general and administrative expenses for costs related to sign language services have been reclassified to cost of services for 2006 to conform to the 2007 presentation.

For the Consolidated Balance Sheet, the Company combined the previous lines accrued payroll and related benefits with accrued cost of interpreters into the new line titled accrued compensation and interpreter costs. In addition, portions of accounts payable have been reclassified to accrued compensation and interpreter costs.

Concentration of Credit Risk—Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During fiscal 2007, 2006 and 2005, no customer represented more than 10% of revenues or accounts receivable. Accounts receivable are generally unsecured.

Property and equipment —The useful life for property and equipment is within the following range:

Useful Lives
Equipment	4-5 years
Software	3 years
Furniture and fixtures	5 years
Leasehold improvements	The shorter of useful life or initial term of lease

As required by SOP 98-1, the Company capitalizes the costs for software developed in-house. Computer software developed or obtained for internal use is amortized using the straight-line method over the estimated useful life of the software, generally three years.

Long Lived Assets—The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company has assessed the recoverability of long-lived assets, including intangible assets other than goodwill, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows according to the guidance of SFAS No. 144. The Company assesses whether it will recognize the future benefit of long-lived assets including intangibles in accordance with the provisions of SFAS No. 144. For assets to be held and used, including acquired intangibles, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and/or goodwill could occur.

Goodwill and Other Intangible Assets—The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill resulting from a business combination be tested for impairment annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. The Company completed the annual test of impairment for goodwill as of December 31, 2007, October 1, 2006 and 2005, respectively. These tests resulted in no impairment being recognized. Other intangible assets are generally amortized on a straight-line basis over their useful life which is based on historic experience and plans for utilization of the assets by the Company subsequent to the business combination.

Deferred financing costs—The Company amortizes deferred financing costs using the straight-line method which approximates the effective interest rate method over the terms of the related debt agreements and the corresponding amortization expense is included in interest expense on the accompanying consolidated statements of operations.

Segment Information—The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information, Financial Reporting for Segments of a Business.” This statement establishes standards for reporting information about operating segments, products and services, geographic areas and major customers in annual and interim financial statements. The Company manages and operates its business as one operating segment. Operating results are regularly reviewed by the Company’s chief operating decision maker regarding decisions about the allocation of resources and to assess performance.

Revenues—We recognize revenue when the services have been performed and all of the following four revenue recognition criteria have been met:

•	Persuasive evidence of an arrangement exists,

•	The service has been rendered,

•	The price is fixed or determinable, and

•	Collection is reasonably assured.

Revenue from interpretation services are recognized as interpretation services are performed based on actual time that is tracked for each call at the negotiated rate per minute for the customer.

Foreign Currency—The functional currency of our operations located outside the U.S. is the U.S. Dollar. Transaction and remeasurement gains and losses were not significant for the periods presented. The Company also perform services for Canadian and United Kingdom customers which are billed in local currencies. Transaction gains and losses are reported in the statement of operations as they are incurred. During 2007, 2006 and 2005 such gains and losses were not significant and are included in selling, general and administrative expense.

Costs of services—These costs are primarily; (1) direct costs of personnel serving as interpreters and call agents and (2) telecommunications expenses for long-distance calls related to providing service to customers.

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

Comprehensive Income (Loss)—SFAS No. 130, Reporting Comprehensive Income (Loss), requires that the Company report comprehensive income (loss), which includes net income (loss) as well as other changes in assets and liabilities recorded directly to equity, in its financial statements. There were no components of comprehensive income (loss) other than net income (loss) for all periods presented.

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

Fair Value of Financial Instruments—The carrying amount for cash, accounts receivable, accounts payable, accrued compensation and interpreter costs and other accrued liabilities approximated fair value at December 31, 2007 and 2006. The fair value of debt instruments is disclosed in Note 4.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Such management estimates include the allowance for doubtful accounts receivables, the useful life of intangible assets, impairment of goodwill and intangible assets, income taxes, and claims and legal proceedings. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements— September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which clarifies that fair value estimates should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs, however the application of SFAS 141(R) will result in a significant change in accounting for future acquisitions after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained, noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of analyzing the impact of SFAS No. 160 on its Financial Statements.

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

Goodwill and Intangible Assets – As of December 31, 2007 and 2006, the Company’s acquired intangible assets are being amortized on a straight-line basis as follows (in thousands):

	December 31, 2007				December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
				(years)				(years)
Customer relationships	401,400	71,304	330,096	20	401,400	51,234	350,166	20
Customer List	175	35	140	5	—	—	—
Trademark and tradename	34,500	24,514	9,986	5	34,500	17,614	16,886	5
Internally developed software	14,000	14,000	—	3	14,000	11,913	2,087	3
Covenants-not-to-compete	10,200	10,200	—	2	10,200	10,200	—	2

	$460,275	$120,053	$340,222	18	$460,100	$90,961	$369,139	18

The expected future amortization of the acquired intangible assets at December 31, 2007 is as follows (in thousands):

Year Ending December 31
2008	$27,005
2009	23,191
2010	20,105
2011	20,105
2012	20,070
Thereafter	229,746

Total	$340,222

Amortization of acquired intangible assets for the year end December 31, 2007, December 31, 2006 and December 31, 2005 was $120,053,000, $90,961,000 and $57,044,000, respectively.

3. Property and equipment

Property and equipment consists of the following (in thousands):

	December 31, 2007	December 31, 2006
Equipment	$8,806	$7,044
Software	1,935	981
Leasehold improvements	1,783	1,798
Furniture and fixtures	867	877

Subtotal	13,391	10,700
Construction in progress	85	109

Total	13,476	10,809
Accumulated depreciation and amortization	(7,563)	(5,424)

Property and equipment- net	$5,913	$5,385

Depreciation and amortization of property and equipment for the year ended December 31, 2007, December 31, 2006 and December 31, 2005 was $ 2,198,000, $2,491,000, and $2,480,000, respectively.

4. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2007	December 31, 2006
Current portion of long-term debt:
Term loan	$17,730	$17,251
Long-term debt (non-current):
Term loan	201,451	219,181
Senior subordinated notes	162,185	161,725

Total debt	$381,366	$398,157

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

At December 31, 2007 the maximum amount available under the revolving credit facility was $40.0 million and no balance is outstanding. This amount is available for the entire term per the loan agreement. At December 31, 2007 the 2004 Loans consisted of a $219.2 million term loan. The term loan is automatically and permanently reduced at the end of each calendar quarter based on a predetermined schedule. In addition to such predetermined reductions, the maximum amount available under the loan agreement will be permanently reduced by (1) beginning June 11, 2004, a portion of an annual “excess cash flow” amount, as defined in the loan agreement, (2) a portion of net proceeds from the Company’s issuance of equity securities, as defined, (3) a portion of net proceeds from the Company’s disposition of assets, as defined, and (4) by voluntary reductions requested at the option of the Company. The Company’s average interest rate for the term loan was 8.53%, 9.32% and 7.50% for 2007, 2006 and 2005, respectively. At December 31, 2007, the interest rate in effect was 8.34% through January 30, 2008 for the term loan. The fair value of the term loan approximates carrying value because of the nature of the variable rate of interest.

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

Based on quoted market prices and/or the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of the Notes is approximately $171.8 million as of December 31, 2007.

The indenture governing the Senior Subordinated Notes contain covenants limiting, among other things, the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, make restricted payments, make investments, create certain liens, sell assets, restrict payments by the Company’s subsidiaries, guarantee indebtedness, enter into transactions with affiliates, and merge or consolidate or transfer and sell assets. These covenants are subject to important exceptions and qualifications as contained in the indenture. As of December 31, 2007, the Company was in compliance with all covenants as set forth in the indenture.

As of December 31, 2007, principal payments are due approximately as follows (in thousands):

Year Ending December 31,	Term Loans	Senior Subordinated Notes	Total
2008	17,730	—	17,730
2009	12,630	—	12,630
2010	12,630	—	12,630
2011	176,191	—	176,191
2012	—	165,000	165,000

Total	$219,181	$165,000	$384,181

5. Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Current:
Federal	$10,030	$6,449	$4,316
State	1,144	1,379	1,216

Total current	11,174	7,828	5,532

Deferred:
Federal	(5,233)	(6,901)	(5,942)
State	(709)	(1,020)	(5,617)

Total deferred	(5,942)	(7,921)	(11,559)

Total	$5,232	$(93)	$(6,027)

The amount of income tax recorded differs from the amount using the statutory federal income tax rate (35%) for the following reasons (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Federal statutory tax expense (benefit)	$5,135	$(778)	$(3,209)
Expiration of uncertain tax positions liability	(470)	—	—
State tax expense (benefit)	426	267	(2,793)
Nondeductible expense	230	187	149
Other	(89)	231	(174)

Total	$5,232	$(93)	$(6,027)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2007		December 31, 2007	2006		December 31, 2006
	Current	Non Current		Current	Non Current
Deferred tax assets (liabilities):
Allowance for uncollectible accounts receivable	$517	$—	$517	$601	$—	$601
State income taxes	633	6,503	7,136	353	7,091	7,444
Depreciation and amortization	—	56	56	—	(63)	(63)
Acquired intangibles	—	(156,012)	(156,012)	—	(162,688)	(162,688)
Other	235	1	236	64	—	64

Net deferred tax liability	$1,385	$(149,452)	$(148,067)	$1,018	$(155,660)	$(154,642)

Undistributed earnings of the Company’s foreign subsidiaries of approximately $2.7 million at December 31, 2007 and $2.4 million at December 31, 2006, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

The Company is subject to ongoing audits from various taxing authorities in the jurisdictions in which it does business and believes it has adequately provided for income tax issues not yet resolved. As of December 31, 2007, approximately $3.5 million had been accrued to provide for such matters. Based on a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its future results of operations or financial condition.

The operations of Language Line, Inc and subsidiaries are included in the consolidated federal and state income tax returns of its parent, Language Line Holdings, Inc. and its ultimate parent, Language Line Holdings, II Inc. Language Line Inc. and subsidiaries manage the respective tax payments and refunds for both Language Line Holdings, Inc. and Language Line Holdings, II Inc. Income taxes payable at December 31, 2007 and 2006 includes $1,874,000 and $955,000, respectively, representing amounts due to Language Line Holding, Inc. and Language Line Holdings, II Inc. for tax benefits reflected on the consolidated tax returns resulting from operating losses generated by these entities.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48, the Company recorded a $4.2 million increase in other liabilities, a $2.8 million decrease in income tax payable, a $0.6 million decrease in deferred tax liabilities, and a cumulative adjustment of $0.8 million to opening accumulated deficit at January 1, 2007.

The following table illustrates the incremental effect of applying FIN 48 on individual line items on the condensed consolidated balance sheet as of January 1, 2007.

	Before application of FIN 48	Effect of FIN 48 application	After Application of FIN 48
	(thousands)
Deferred taxes	$1,018	$(3)	$1,015
Total assets	842,622	(3)	842,619
Income taxes payable	3,246	(2,772)	474
Other liabilities	—	4,181	4,181
Deferred taxes	155,660	(635)	155,025
Total liabilities	568,238	774	569,012
Accumulated deficit	(5,802)	(777)	(6,579)
Total stockholders’ equity	274,384	(777)	273,607
Total liabilities and stockholders’ equity	$842,622	$(3)	$842,619

At January 1, 2007, the Company had approximately $4.2 million in total unrecognized tax benefits. At December 31, 2007, the Company had approximately $3.5 million in total unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at January 1, 2007	$4,181
Gross increase for tax positions of prior years	97
Gross decrease for tax positions of prior years	—
Gross increase for tax positions of current year	—
Gross decrease for tax positions of current year	—
Settlements	(345)
Lapse of statue of limitations	(470)

Unrecognized tax benefits balance at December 31, 2007	$3,463

The total unrecognized tax benefits as of December 31, 2007 totaled $3.5 million and, if recognized, would impact the Company’s effective tax rate. As of December 31, 2007, we had liabilities for uncertain tax positions of $3.5 million, of which $3.5 million was non-current and $0 million was current. The current portion of these liabilities at December 31, 2007 is expected to be settled in cash in the next twelve months, while the timing of the resolution of the non-current portion is uncertain. The resolution of these items may result in additional or reduced income tax expense. We anticipate that our liabilities for uncertain tax positions will increase during the year for items that arise in the ordinary course of business. These amounts will be reflected as an increase in the liabilities and an increase to the current period tax expense. Our expectations of these amounts are contemplated in our annual effective tax rate. The entire liability for uncertain tax positions, if recognized, would affect our effective tax rate. Possible releases of liabilities due to expirations of statutes of limitations will have the effect of decreasing our income tax expense and effective tax rate if and when they occur.

The Company recognizes interest and penalties relating to unrecognized tax benefits as part of its income tax expense. Total accrued interest and penalties as of December 31, 2007 were $0.7 million and $0.2 million, respectively.

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

6. Retirement Plans

The Company has a 401(k) retirement plan under which employees may elect to make tax deferred contributions, to a maximum established annually by the IRS. For employees meeting a six-month service requirement, the Company matches 66.7% of the employees’ contributions up to a maximum of 6% of the employees’ contributions. Contributions vest after three years of service. Company contributions were approximately $433,000, $445,000 and $413,000 for the years ended December 31, 2005, December 31, 2006 and December 31, 2007, respectively.

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

Stock-based compensation expense related to Holdings Class C restricted stock units, recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $416,821 and $415,409. As of December 31, 2007, total unrecognized compensation cost, net of estimated forfeitures, was $1.0 million related to its restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.

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

As of December 31, 2007 there are 13,359,331 outstanding unvested Holdings Class C restricted stock units, which were granted as restricted stock since June 12, 2004. The company terminated all stock option incentive plans on June 11, 2004 and the plans were not replaced. There are no outstanding or exercisable options with respect to any stock option incentive plans with the Company as of December 31, 2007.

The following table reflects activity under the restricted stock unit plan from December 31, 2006 through December 31, 2007 (in thousands, except per share amounts):

	Number of Units (000)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2006	21,099	$0.09
Granted	1,750	$0.14
Repurchased	(110)	$0.09
Forfeited	(790)	$0.13

Outstanding, December 31, 2007	21,949	$0.09	3.0

A summary of the status of the Company’s nonvested shares as of December 31, 2007 and changes during the period is presented below:

Nonvested Units	Number of Units (000)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2006	15,771	$0.09
Granted	1,750	$0.14
Vested	(3,372)	$0.09
Forfeited	(790)	$0.13

Outstanding, December 31, 2007	13,359	$0.10

Holdings Class C restricted stock units granted vest over a 5 year cliff vesting schedule. During the year ended December 31, 2007, 3.4 million units vested. Recipients of restricted stock units do not pay any cash consideration for the units, do not have the right to vote, and do not receive dividends with respect to such units. Compensation expense for restricted stock units is recognized on a straight-line basis over the vesting period, using the restricted stock unit’s fair value on the grant date.

8. Lease Commitments

The Company leases its operating facilities in the following locations:

Location	Expiration	Option to Extend

Monterey, California	December 2010	None

Elk Grove, Illinois	November 2011	None

Dominican Republic	October 2009	None

Panama (2 leases)	November 2011 and April 2008	Upon mutual agreement/One period of two years

Costa Rica (2 leases)	April 2010 and 2008	None/None

Future minimum annual lease payments at December 31, 2007 are as follows (in thousands):

Year Ending December 31	Operating Leases
2008	$2,757
2009	1,106
2010	858
2011	145
2012	0

Total	$4,866

Rent expense for all operating leases the year ended December 31, 2007, December 31, 2006 and December 31, 2005 was $1,100,000, $1,069,000, and $1,048,000, respectively.

9. Related Party Transactions

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

On January 19, 2006 the Company’s ultimate parent, Language Line Holdings, LLC, completed its acquisition of the unaffiliated U.K. based company Language Line, Limited (“Language Line UK”). Language Line UK’s business operations are independent of the Company and are not included in the accompanying consolidated financial statements. The Company incurred $257,000 of acquisition related costs in 2005 which were reported as a loan to Language Line UK on the Company’s balance sheet as of December 31, 2005. Subsequently the Company received a full amount of settlement on January 20, 2006 when the acquisition was completed. The company has a contract to provide administrative and sales support services to Language Line UK for a fixed monthly fee. The Company recognized revenue of approximately $234,000 and $480,000 for the year ended December 31, 2007 and December 31, 2006 for administrative and sales support services it rendered to Language Line UK.

The operations of Language Line, Inc and subsidiaries are included in the consolidated federal and state income tax returns of its parent, Language Line Holdings, Inc. and its ultimate parent, Language Line Holdings, II Inc. Language Line Inc. and subsidiaries manage the respective tax payments and refunds for both Language Line Holdings, Inc. and Language Line Holdings, II Inc. Income taxes payable at December 31, 2007 and 2006 includes $1,874,000 and $955,000, respectively, representing amounts due to Language Line Holding, Inc. and Language Line Holdings, II Inc. for tax benefits reflected on the consolidated tax returns resulting from operating losses generated by these entities.

10. Contingencies

The Company is party to certain legal actions arising in the ordinary course of business. Although the ultimate outcome is not presently determinable, management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position or results of operations or cash flows.

11. Guarantor Subsidiaries

The Company’s outstanding public debt (the “Senior Subordinated Notes”) is jointly and severally, fully and unconditionally guaranteed by the Company and its subsidiaries (the “Guarantor Subsidiaries”). The Company or Parent Company has no independent assets or operations. The subsidiaries are 100% owned by the Company. At December 31, 2007, a total of approximately $162.2 million of Senior Subordinated Notes were outstanding. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company. Separate financial statements of the Company and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.

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

12. Quarterly Information (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters, in the years ended December 31, 2007 and 2008. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period. The Company operates as a single segment.

Quarterly Financial Data

(unaudited, in thousands)

	Quarter Ended
2007	March 31	June 30	September 30	December 31
Revenues	$45,266	$45,473	$46,177	$46,272
Income (loss) before taxes	$3,074	$2,584	$4,001	$5,013
Income tax (benefit) expense	$1,164	$1,072	$1,423	$1,573
Net income (loss)	$1,910	$1,512	$2,578	$3,440

	Quarter Ended
2006	March 31	June 30	September 30	December 31
Revenues	$40,046	$40,116	$41,039	$42,093
Income (loss) before taxes	$(1,629)	$(1,844)	$1,099	$146
Income tax (benefit) expense	$(624)	$(700)	$428	$803
Net income (loss)	$(1,005)	$(1,144)	$671	$(657)

LANGUAGE LINE, INC. AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charge to Costs and Expenses	Charged to Other Accounts	Deductions Write-offs, Net of Recovery	Balance at End of Period
Year ended December 31, 2007	$1,503	($59)	$0	($143)	$1,300
Year ended December 31, 2006	738	1,254	0	(489)	1,503
Year ended December 31, 2005	474	435	0	(171)	738

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2008

LANGUAGE LINE, INC.

By:	/s/ MICHAEL F. SCHMIDT
Michael F. Schmidt
CHIEF FINANCIAL OFFICER,
SENIOR VICE PRESIDENT, SECRETARY
AND DIRECTOR

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2007.

SIGNATURE	CAPACITY

/S/ DENNIS G. DRACUP Dennis G. Dracup	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MICHAEL F. SCHMIDT Michael F. Schmidt	Chief Financial Officer, Senior Vice President, Secretary and Director (Principal Financial and Accounting Officer)

II-1