Form 10-Q
period 2008-09-30
Language Line, Inc.
filed 2008-11-12
CIK 1301399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008.

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

Yes  ☐    No  ☒

As of September 30, 2008, there were 1,000 shares of the registrant’s common stock, $.01 par value, which is the only class of common stock of the registrant. There is no market for the registrant’s common stock, all of which is held by Language Line Holdings, LLC.

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

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
		(Revised)
Assets
Current assets:
Cash and cash equivalents	$27,237	$13,898
Accounts receivable, net	31,031	28,696
Prepaid expenses and other current assets	5,817	2,128
Income taxes receivable	—	1,250
Due from Coto Holdings, LLC (Note 4)	2,416	—
Deferred taxes on income	2,155	1,385

Total current assets	68,656	47,357
Property and equipment, net	5,853	5,913
Goodwill	408,793	408,793
Intangible assets, net	320,046	340,222
Deferred financing costs, net	7,449	9,288
Other assets	241	241

Total assets	$811,038	$811,814

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,828	$1,603
Accrued interest	5,394	2,339
Accrued compensation and interpreter costs	7,013	5,930
Other accrued liabilities	2,658	2,339
Dividends payable	—	1,000
Income taxes payable	63	—
Due to Language Line Holdings, Inc. and Language Line Holdings, II Inc.	1,625	1,874
Current portion of long-term debt	12,332	17,730

Total current liabilities	31,913	32,815
Other liabilities	1,242	3,463
Long-term debt	192,426	201,451
Senior subordinated notes	162,566	162,185
Deferred taxes on income	145,988	149,452

Total liabilities	534,135	549,366

Stockholders’ equity:
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	253,383	259,587
Retained earnings	23,520	2,861

Total stockholders’ equity	276,903	262,448

Total liabilities and stockholders’ equity	$811,038	$811,814

See notes to condensed consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Revenues	$54,845	$46,177	$155,962	$136,916
Cost of services	17,767	16,398	51,041	48,279
Other expenses:
Selling, general and administrative	9,974	8,338	27,470	24,518
Interest	8,609	10,366	26,524	31,138
Depreciation and amortization	7,331	7,310	22,063	24,001

Total other expenses	25,914	26,014	76,057	79,657

Other income:
Interest	—	236	259	679
Other	120	—	711	—

Total other income	120	236	970	679

Income before taxes	11,284	4,001	29,834	9,659
Taxes on income	1,300	1,423	9,175	3,659

Net income	$9,984	$2,578	$20,659	$6,000

See notes to condensed consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
		(Revised)
Cash flows from operating activities:
Net income	$20,659	$6,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,063	24,001
Amortization of deferred financing costs	1,839	1,839
Deferred taxes on income	(4,234)	(4,726)
Stock based compensation expense	322	310
Accretion of discount on long-term debt	381	341
Loss on fixed asset disposals	—	3
Effect of changes in operating assets and liabilities:
Accounts receivable	(2,335)	(3,640)
Prepaid expenses and other current assets	(3,689)	(208)
Due from Coto Holdings, LLC	(2,416)	—
Due to Language Line Holdings, Inc. and Language Line Holdings, II Inc.	(249)	445
Other assets	—	124
Accounts payable	1,225	301
Income taxes receivable/payable	1,313	(2,383)
Accrued interest and other liabilities	4,458	6,759
Other liabilities	(2,221)	—

Net cash provided by operating activities	37,116	29,166

Cash flows from investing activities :
Purchase of property and equipment	(1,739)	(2,039)
Acquisition of intangible asset	(88)	(175)

Net cash used in investing activities	(1,827)	(2,214)

Cash flows from financing activities :
Long-term debt repayments	(14,423)	(14,094)
Revolving line of credit borrowings	—	11,000
Revolving line of credit repayments	—	(11,000)
Repurchase of restricted stock units	(1)	(12)
Dividend paid to parent company	(7,526)	(20,000)

Net cash used in financing activities	(21,950)	(34,106)

Net increase (decrease) in cash and cash equivalents	13,339	(7,154)
Cash and cash equivalents - beginning of period	13,898	20,236

Cash and cash equivalents - end of period	$27,237	$13,082

Supplemental cash flow disclosures:
Cash paid for interest	$21,088	$26,835

Cash paid for income taxes	$14,654	$7,201

See notes to condensed consolidated financial statements

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months and nine months ended September 30, 2008 and September 30, 2007 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 of Language Line, Inc., which are included in the Form 10-K filed with the SEC on March 26, 2008.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of LLI, LLC and LLC’s wholly-owned subsidiaries as of September 30, 2008 and December 31, 2007, and the results of operations for the three months and nine months ended September 30, 2008 and 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 160 is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The fair value measurement of financial assets and financial liabilities is effective for us beginning in fiscal year 2008. Two FASB Staff Positions (“FSP”) on this statement were subsequently issued. FSP No. 157-1, issued on February 14, 2008, excluded SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, which are required to be measured at fair value under SFAS No. 141, “Business Combinations” or SFAS 141(R), regardless of whether those assets and liabilities are related to leases. This FSP was effective upon our initial adoption of SFAS 157. FSP No. 157-2, issued on February 12, 2008, delayed the effective date of this statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP will be effective for us in fiscal year 2009. Accordingly, our adoption of this statement on January 1, 2008 is limited to financial assets and liabilities, and did not have a material impact on our consolidated financial position, results of operations or cash flows. The adoption of FSP No. 157-2 is not expected to have a material impact on our financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 applied to intangible assets that are acquired individually or with a group of other assets after the effective date of either a business combination or an asset acquisition. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP. The FSP also contains new disclosure requirements with respect to recognized intangible assets. This FSP is effective for fiscal years beginning after December 15, 2008, and for interim periods within such fiscal years. We are currently evaluating the potential impact of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is not expected to result in a change in our current practice.

Reclassifications

Certain balance sheet amounts in our previously filed financial statements have been reclassified to conform to the current period presentation, as discussed in Note 5.

2. Guarantor Subsidiaries

The Company’s outstanding public debt (the “Senior Subordinated Notes”) is jointly and severally, fully and unconditionally guaranteed by the Company and its subsidiaries (the “Guarantor Subsidiaries”). The Company or Parent Company has no independent assets or operations. The subsidiaries are 100% owned by the Company. At September 30, 2008, a total of approximately $162.6 million of Senior Subordinated Notes were outstanding. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company. Separate financial statements of the Company and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.

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

As consideration for these management services, Coto is charged a management fee by the Company equal to $500,000 per quarter. Management fees earned by the Company for the three and nine months ended September 30, 2008, included in revenues in the accompanying statements of operations, totaled $500,000 and $1,445,000, respectively.

Additionally, Coto is charged a fee to reimburse the Company for costs it incurs for providing interpretation services, certain of their equipment and other miscellaneous costs. Reimbursable charges to Coto for interpreters and equipment, netted against cost of revenues for the three and nine months ended September 30, 2008 totaled $4,950,000 and $7,864,000, respectively. Finally, reimbursable charges to Coto for other miscellaneous (indirect) costs netted against selling, general and administrative expenses totaled $75,000 and $232,000 for the three and nine months ended September 30, 2008, respectively. At September 30, 2008, Coto owed the Company an aggregate of $2,416,000 related to these services and charges.

5. Income Taxes

The operations of the Company and subsidiaries are included in the consolidated federal and state income tax returns of its parent, Language Line Holdings, Inc. and its ultimate parent, Language Line Holdings, II Inc. The Company and subsidiaries manage the respective tax payments and refunds for both Language Line Holdings, Inc. and Language Line Holdings, II Inc. Included in the accompanying consolidated balance sheet at September 30, 2008 and December 31, 2007 are amounts owed to Language Line Holdings, Inc. and Language Line Holdings, II Inc. of $1,625,000 and $1,874,000 under this arrangement. These amounts are presented separately from the amounts that are receivable or payable (from/to) taxing authorities for federal and state income taxes. In prior periods amounts owed to Language Line Holdings, Inc. and Language Line Holdings, II Inc. were offset against amounts due from/to taxing authorities in the balance sheet. The Company has revised this presentation in the accompanying condensed consolidated balance sheet at December 31, 2007.

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

Recent events, including the fallout from problems in the U.S. credit markets, indicate a potential near-term recession in the U.S. economy, which could have an impact on our customers and the volume of business they are able to conduct with us.

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Statement of Operations data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues:	32.4%	35.5%	32.7%	35.2%
Other expenses:
Selling, general and administrative	18.2%	18.1%	17.6%	17.9%
Interest	15.6%	22.4%	17.1%	22.8%
Depreciation and amortization	13.4%	15.8%	14.1%	17.5%

Total other expenses	47.2%	56.3%	48.8%	58.2%

Other income:
Interest	0.0%	0.5%	(0.2%)	0.5%
Other	(0.2%)	0.0%	(0.4%)	0.0%

Total other income	(0.2%)	0.5%	(0.6%)	0.5%

Income before taxes	20.6%	8.7%	19.1%	7.1%
Tax on income	2.4%	3.1%	5.9%	2.7%

Net income	18.2%	5.6%	13.2%	4.4%

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenues for the three months ended September 30, 2008 were $54.8 million as compared to $46.2 million for the three months ended September 30, 2007, an increase of $8.7 million or 18.8%. The increase in revenue is primarily driven by an increase in OPI billed minutes.

Cost of services consists primarily of costs associated with interpretation services and customer support. Significant cost components include compensation of interpreters and telecommunication charges. For the three months ended September 30, 2008, costs of services were $17.8 million as compared to $16.4 million for the three months ended September 30, 2007, an increase of $1.4 million or 8.3%. This increase was primarily due to increased interpretation minutes partially offset by a lower cost per minute.

Selling, general and administrative expenses for the three months ended September 30, 2008 were $10.0 million as compared to $8.3 million for the three months ended September 30, 2007, an increase of $1.6 million or 19.6%. This increase was primarily due to higher sales and business development expenses of $1.0 million, coupled with increases in other selling, general and administrative expenses, including operations, telecommunications costs, finance and human resources.

Interest expense for the three months ended September 30, 2008 was $8.6 million as compared to $10.4 million for the three months ended September 30, 2007, a decrease of $1.8 million or 16.9%. This was primarily due to a decrease in the interest rate on our senior secured debt (at September 30, 2008 the rate was 7.02% as compared to 8.42% at September 30, 2007), combined with a lower average principal balance during the period for our senior secured debt.

Depreciation and amortization was $7.3 million for the three months ended September 30, 2008, unchanged from the same amount recorded for the three months ended September 30, 2007.

Interest income for the three months ended September 30, 2008 was $0 million as compared to $0.2 million for the three months ended September 30, 2007, due to a decline in the rate of interest on deposits.

Other income for the three months ended September 30, 2008 was $0.1 million. This amount represents fees charged on accounts receivable balances in excess of 30 days, which the Company began assessing in 2008.

Tax expense on income of $11.3 million for the three months ended September 30, 2008 was $1.3 million as compared to $1.4 million (on income of $4.0 million) for the three months ended September 30, 2007, a decrease of $0.1 million. The decrease in the tax expense is primarily due to certain of our previously unrecognized tax benefits being recognized during the third quarter of 2008 due to the lapse of the statute of limitations relative to these items. This had the effect of approximately $2.2 million in tax benefits being recognized during the quarter.

As a result of the factors described above, net income was $10.0 million for the three months ended September 30, 2008 as compared to $2.6 million for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenues for the nine months ended September 30, 2008 were $156.0 million as compared to $136.9 million for the nine months ended September 30, 2007, an increase of $19.1 million or 14.0%. The majority of the increase in revenue is driven by a modest increase in OPI billed minutes, partially offset by a negligible decline in the average rate per billed minute.

Cost of services consists primarily of costs associated with interpretation services and customer support. Significant cost components include compensation of interpreters and telecommunication charges. For the nine months ended September 30, 2008, costs of services were $51.0 million as compared to $48.3 million for the nine months ended September 30, 2007, an increase of $2.8 million or 5.7%. This increase was primarily due to increased interpretation minutes.

Selling, general and administrative expenses for the nine months ended September 30, 2008 were $27.5 million as compared to $24.5 million for the nine months ended September 30, 2007, an increase of $3.0 million or 12.0%. This increase was primarily due to increases in sales, marketing and business development expenses of $1.2, operations support expense of $0.4 million, finance of $0.4 million, IT of $0.2 million and the provision for uncollectible accounts receivable of $0.2 million.

Interest expense for the nine months ended September 30, 2008 was $26.5 million as compared to $31.1 million for the nine months ended September 30, 2007, a decrease of $4.6 million or 14.8%. This was primarily due to a decrease in the interest rate in 2008 versus 2007 on our term loan (at September 30, 2008 the rate was 7.02% as compared to 8.42% at September 30, 2007), combined with a reduction in the principle balance of our term loan.

Depreciation and amortization was $22.1 million for the nine months ended September 30, 2008 compared to $24 million for the nine months ended September 30, 2007, a decrease of $1.9 million or 8.1%. The decrease was primarily due to an intangible asset which became fully amortized during 2007.

The tax expense on income for the nine months ended September 30, 2008 was $9.2 million as compared to $3.7 million for the nine months ended September 30, 2007, a change of $5.5 million. The effective tax rate for the nine months ended September 30, 2008 was 30.8%, as compared to 37.9% for the nine months ended September 30, 2007, due principally to the Company recording an approximate $2.2 million tax benefit associated with previously unrecognized tax benefits that had been accrued for.

As a result of the factors described above, net income was $20.7 million for the nine months ended September 30, 2008 as compared to $6.0 million for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2008 was $37.1 million. This reflects net income of $20.7 million, non-cash charges of $24.6 million, offset by cash used for operating assets and liabilities (net) of $1.7 million, and by a decrease in deferred taxes of $4.2 million. Non-cash charges include depreciation and amortization, amortization of deferred financing costs, accretion of discount on long-term debt, and stock based compensation. Net cash provided by operating activities for the nine months ended September 30, 2007 was $29.2 million. This reflects a net income of $6.0 million, non-cash charges of $26.5 million, cash provided by operating assets and liabilities (net) of $1.4 million, offset by a decrease in deferred taxes of $4.7 million.

Investing Activities. Net cash used in investing activities was $1.8 million for the nine months ended September 30, 2008. This reflects principally capital expenditures of $1.7 million for the period. Net cash used in investing activities was $2.2 million for the nine months ended September 30, 2007. This reflects principally capital expenditures of $2.0 million for the period.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2008 was $22.0 million. This reflects payments made on our senior secured debt of $14.4 million and a dividend distribution in the amount of $7.5 million to Language Line Holding II, Inc. an affiliated non-consolidated entity under the ultimate parent, Language Line Holdings, LLC. Net cash used in financing activities for the nine months ended September 30, 2007 was $34.1 million. This reflects payments made on our senior secured debt of $14.1 million and a dividend distribution in the amount of $20 million. At September 30, 2008, the maximum amount available under the revolving credit facility was $40.0 million, and no balance is outstanding.

Debt Service. As of September 30, 2008, we had total indebtedness of $367.3 million and $40.0 million of borrowings available under our revolver credit facility, as defined in our loan agreement of which $0 is outstanding.

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

Contractual and Commercial Commitments Summary

The following table presents our long-term contractual cash obligations as of September 30, 2008 (dollars in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter	Other
Senior secured credit facilities	$204,758	$3,083	$12,332	$12,332	$177,011	$—	$—	$—
Senior subordinated notes offered by Language Line, Inc.	165,000	—	—	—	—	165,000	—	—
Interest payments	117,675	12,772	32,189	31,323	24,515	9,178	7,698	—
Unrecognized tax benefits	1,242	—	—	—	—	—	—	1,242
Operating leases	2,654	321	1,174	983	176	—	—	—
Service contract commitments	10,483	925	3,700	3,700	2,158	—	—	—

Total cash contractual obligations	$501,812	$17,101	$49,395	$48,338	$203,860	$174,178	$7,698	$1,242

Interest payments with respect to the senior secured credit facilities assume a variable rate (7.02% at September 30, 2008), which represents the most recent rate applicable to these facilities. The senior subordinated notes offered by Language Line, Inc. is 11 1/8% fixed rate notes.

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

As consideration for these management services, Coto is charged a management fee by the Company equal to $500,000 per quarter. Management fees earned by the Company for the three and nine months ended September 30, 2008, included in revenues in the accompanying statements of operations, totaled $500,000 and $1,445,000, respectively.

Additionally, Coto is charged a fee to reimburse the Company for costs it incurs for providing interpretation services, certain of their equipment and other miscellaneous costs. Reimbursable charges to Coto for interpreters and equipment, netted against cost of revenues for the three and nine months ended September 30, 2008 totaled $4,950,000 and $7,864,000, respectively. Finally, reimbursable charges to Coto for other miscellaneous (indirect) costs netted against selling, general and administrative expenses totaled $75,000 and $232,000 for the three and nine months ended September 30, 2008, respectively. At September 30, 2008, Coto owed the Company an aggregate of $2,416,000 related to these services and charges.

Income Taxes

The operations of the Company and subsidiaries are included in the consolidated federal and state income tax returns of its parent, Language Line Holdings, Inc. and its ultimate parent, Language Line Holdings, II Inc. The Company and subsidiaries manage the respective tax payments and refunds for both Language Line Holdings, Inc. and Language Line Holdings, II Inc. Included in the accompanying consolidated balance sheet at September 30, 2008 and December 31, 2007 are amounts owed to Language Line Holdings, Inc. and Language Line Holdings, II Inc. of $1,625,000 and $1,874,000 under this arrangement. These amounts are presented separately from the amounts that are receivable or payable (from/to) taxing authorities for federal and state income taxes.

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

As of September 30, 2008, we had $165 million principal amount of fixed-rate debt and $247.8 million of available floating-rate debt (of which we borrowed $207.8 million). Based on the amounts outstanding under the revolver credit facility and the term loan, a hypothetical increase of one percentage point would cause an increase to interest expense of approximately $2.1 million on an annual basis on the floating rate debt.

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

Recent events, including the fallout from problems in the U.S. credit markets, indicate a potential near-term recession in the U.S. economy, which could have an impact on our customers and the volume of business they are able to conduct with us. Additionally, the securities and credit markets have recently been experiencing volatility and disruption, which could impact our ability to access capital. Our principal sources of liquidity are cash flow from operations and borrowings available under our revolver credit facility. We believe that these funds will be sufficient to meet our debt service, capital expenditures and working capital requirements for the next twelve months. Subject to restrictions in our senior secured credit facilities and the indentures governing the notes, we may incur more debt for working capital, capital expenditures, acquisitions and for other purposes. In addition, we may require additional financing if our plans materially change in an adverse manner or prove to be materially inaccurate. There can be no assurance that such financing, if permitted under the terms of our debt agreements, will be available on terms acceptable to us or at all. However, we believe the lenders participating in our revolver credit facility will be willing and able to provide financing in accordance with the terms of the agreement, and to date, our access to credit has not been adversely affected by recent market conditions. Finally, we monitor the financial strength of our third-party financial institutions, including those that hold our cash, and attempt to diversify our concentration of cash that we hold at any point in time.

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

(b) Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Monterey, California on November 11, 2008.

LANGUAGE LINE, INC.

/s/ Dennis G. Dracup
Dennis G. Dracup
Chief Executive Officer and Director

/s/ Michael Schmidt
Michael Schmidt
Chief Financial Officer and Secretary