Form 10-K
period 2008-12-31
Language Line, Inc.
filed 2009-03-26
CIK 1301399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

As of December 31, 2008, there were 1,000 shares of the registrant’s common stock, $.01 par value, which is the only class of common stock of the registrant. There is no market for the registrant’s common stock, all of which is held by Language Line Holdings, LLC.

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

ii

PART I

ITEM 1:	BUSINESS

Company Overview

We are a global provider of over-the-phone interpretation (“OPI”) services from English into more than 170 different languages, 24 hours a day, seven days a week. Our specially-trained, proprietary base of interpreters perform value-added OPI services which facilitate critical business transactions and delivery of emergency and government services between our customers and limited English proficiency (“LEP”) speakers throughout the world. In 2008, we helped more than 35 million people communicate across linguistic and cultural barriers. We offer our customers a high-quality, cost-effective alternative to staffing in-house multilingual employees or using face-to-face interpretation. Through our OPI services, we improve our customers’ revenue potential, customer service and competitiveness by enhancing their ability to effectively serve the growing population of current and prospective LEP speakers.

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

We offer OPI services to our customers in over 170 different languages. Our top 10 languages accounted for over 91% of our billed minutes in 2008, with Spanish-language OPI accounting for approximately 70% of our total billed minutes in 2008.

Customers

Four industries: insurance, financial services, healthcare and government, accounted for approximately 74% of our revenues in 2008. In 2008, the health care industry accounted for 29% of our revenues, the financial industry accounted for 19% and our largest customer accounted for approximately 3% of our revenues, while our largest 100 customers represented 55% of our revenues.

Interpreters

We have assembled and organized our interpreters to deliver superior service quality in a cost-effective manner. As of December 31, 2008, we managed a total of 4,480 interpreters. Interpreters for our high volume languages are typically scheduled, receive extensive, company-designed training, and are supplemented by independent contractors for peak call volumes and for lower-volume languages. The majority of our interpreters work from home in the United States, with an increasing number of interpreters located in global interpretation centers.

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

Technical Overview

We have made significant capital investments in proprietary technology over the past six years to network globally, create more efficient processes, provide business continuity and systems redundancy, allow more stability in the systems and make available a scalable technology platform for future expansion.

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

Sales and Marketing

We have expanded our sales and marketing team professionals who have been trained to serve current customers and target new customer accounts. Our professionals have detailed customer and industry analysis at their disposal. In the United States, we pursue significant revenue opportunities from new accounts and expansion of revenues from existing accounts within our targeted industry segments. The Company operates as a single segment.

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

We believe that our most significant United States competitors include Lionbridge Technologies, Inc. (Waltham, MA), Pacific Interpreters (Portland, OR), and Cyracom (Tucson, AZ). We believe that our largest competitor in the United Kingdom is TheBigWord, and we believe that our largest competitor in Canada is CanTalk.

We believe the following attributes are important to our customers; connection speeds, reliability, breadth of languages and quality of interpreters; that our performance compared to the performance of our competitors is more desirable to our customers. We believe these service attributes are key considerations in the purchase decisions for our customers. This is particularly true for organizations concerned with compliance with Title VI of the Civil Rights Act of 1964 which requires companies to have interpretation services for LEP speakers in order to qualify for federal funding.

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

Customer-Provided Language Service

While in-house bilingual agents can potentially offer better customer service at a lower cost than OPI service, these benefits are often not realized due to inefficiencies resulting from the need to manage internal productivity levels. Moreover, managing these agents can be a significant distraction in light of the relative minor usage by the LEP client base. As for service quality, customers are typically inexperienced in recruiting, testing, training and managing an ethnically diverse workforce and often lack the resources to service their customers in more than 170 languages, 24 hours a day, seven days a week. Face-to-face interpreters can deliver more personal service, although interpreters represent a fixed cost that may become expensive if not managed efficiently. Moreover, face-to-face interpreters generally are not available on demand when needed and cannot assist in call center applications.

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

Employees

Employees are classified as those who are remunerated on a salaried or an hourly basis, and receive corporate benefits from us. Agency employees are also paid on either an hourly or minute basis, but are employed by a staffing agency and are eligible for benefits from the staffing agency. Independent contractors are defined as those interpreters that are paid by the minute of interpretation and do not receive any corporate benefits or direction from us. Employee and agency employee interpreters are scheduled and non scheduled and generally handle our high-volume languages, receive training and are supplemented by independent contractor interpreters for peak volumes and for lower-volume languages. The majority of our interpreters work from home in the United States, with an increasing number of interpreters located in global interpretation centers which are mainly located in Central America. As of December 31, 2008, all of our employees were non-unionized. Effective February 2009, a portion of our agency employees located in Panama became subject to a collective bargaining agreement.

As of December 31, 2008, we employed or contracted for 4,719 workers as follows:

Function	Employees	Agency Employees	Independent Contractors	Total
Interpreters	1,899	2,359	222	4,480
Operations	73	10	—	83
Sales & Marketing	76	5	—	81
Customer Care	13	1		14
Information Technology	22	1	—	23
Finance	19	—	—	19
Administrative	12	7	—	19

Total	2,114	2,383	222	4,719

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

If we are unable to successfully implement and execute our business strategy, our business, financial condition and results of operations could be adversely affected.

The implementation and execution of our business strategy will place significant demands on our senior management and operational, financial and marketing resources. The successful implementation of our business strategy involves the following principal risks which could materially adversely affect our business, financial condition and results of operations:

•	the operation of our business may place significant or unachievable demands on our management team;

•	we may be unable to increase our penetration and expansion of the OPI market at average rates per billed minute of service which are acceptable to us;

•	we may be unable to continue to achieve cost reductions on a per billed minute basis consistent with our low-cost provider strategy; and

•	we may be unable to recruit a sufficient number of qualified interpreters.

Our continued success depends on continued demand from the primary industries we serve and economic stability.

Our success depends upon continued demand for our services from our customers within the industries we serve. A significant downturn in the insurance, healthcare, financial services or government industries, which together accounted for a majority of our revenues in 2008, or a trend in any of these industries to reduce or eliminate their use of OPI services may negatively impact our results of operations.

Further, recent events, including the fallout from problems in the U.S. credit markets, indicate a moderate to severe recession in the U.S. and world economies, which could have an impact on our customers and the volume of business they are able to conduct with us and their ability to pay for services rendered. Additionally, the securities and credit markets have recently been experiencing volatility and disruption, which could impact our ability to access capital.

Our continued success depends on our customers’ trend toward outsourcing OPI services.

Our business depends on the continued need for outsourced OPI services as driven by general economic and public policy factors. These trends may not continue, as businesses and organizations may either elect to perform OPI services in-house or discontinue OPI services, both of which would have a negative effect on our revenues. Additionally, Spanish-English interpretation services accounted for the majority of our total OPI billed minutes in 2008. A decision by our customers to conduct an increasing amount of OPI services in-house, especially for the rapidly growing Spanish-speaking community, could have an adverse effect on our business, financial condition and results of operations.

The OPI services market in which we compete is highly competitive and our failure to compete effectively could erode our market share.

Our failure to compete effectively in the outsourced OPI services market that we serve could erode our market share and negatively impact our ability to service our debt. We expect that our existing competitors will strive to improve their outsourced OPI services and introduce new services with competitive price and customer service characteristics. From time to time we may lose customers as a result of competition. Certain of our potential competitors may attempt to leverage their existing infrastructure to compete with us. For example, a large call center company may have the requisite scale to enter into the OPI services market. If this were to occur, the outsourced OPI industry may become more competitive and may force us to decrease our profit margins in order to maintain our market position.

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

We currently conduct operations internationally. Although our OPI services constitute generally accepted business practices in the United States, such practices may not be accepted in certain international markets. To the extent there is consumer, business or government resistance to the use of OPI services in international markets we target, our international growth prospects could be affected. In addition, our international operations are subject to numerous inherent challenges and risks, including the difficulties associated with operating in multilingual and multicultural environments, varying and potentially burdensome regulatory requirements, fluctuations in currency exchange rates, political and economic conditions in various jurisdictions, tariffs and other trade barriers, longer accounts receivable collection cycles, barriers to the repatriation of earnings and potentially adverse tax consequences. Moreover, expansion into new geographic regions will require considerable management and financial resources and, as a result, may negatively impact our results of operations.

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

At December 31, 2008 we had $364.4 million of outstanding debt. Our degree of leverage could have important consequences, including the following:

•	It may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes;

•

A substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures and future business opportunities;

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

A number of our interpreters are located in global interpretation centers outside of the United States. Although hourly wages for our off-shore interpreters are often above the average wage rate in their respective countries, these off-shore interpreters are paid less than comparable U.S.-based interpreters, and the global interpretation centers have a meaningful cost advantage over our domestic interpretation centers. Several measures have been introduced in Congress aimed at prohibiting, or at least limiting, the transfer of U.S. jobs to foreign countries. It is not clear whether these legislative proposals will eventually become law or what impact they may have on our business.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Not applicable.

*    *    *

ITEM 2:	PROPERTIES

Together with our subsidiaries, we presently operate the following facilities:

Location	Purpose	Sq Ft	Lease/Own	Expiration
Monterey, CA	Headquarters and Interpretation Center	28,020	Leased	December 2010
Elk Grove, Illinois	Interpretation Center	5,026	Leased	November 2011
Dominican Republic	Interpretation Center	16,527	Leased	October 2009
Panama (2 leases)	Interpretation Center	12,273/10,076	Leased	April 2010 and November 2011
Costa Rica (2 leases)	Interpretation Center	11,190/11,153	Leased	April 2010 and 2011

The Company believes its facilities are adequate for its current and reasonably anticipated future needs.

ITEM 3:	LEGAL PROCEEDINGS

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

The selected historical consolidated financial data presented below should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements contained in “Item 15 – Exhibits and Financial Statement Schedules.” Historical operating results in the following table are not necessarily indicative of the results of operations to be expected in the future.

						Predecessor
	Years Ended December 31,				June 12 to December 31, 2004	January 1 to June 11, 2004
	2008	2007	2006	2005
Statement of Operations Data:
Revenues	$212,644	$183,188	$163,294	$144,878	$80,284	$64,692
Costs of services	69,007	64,767	57,916	49,275	25,973	21,512
Other expenses:
Selling, general and administrative (2)	38,881	32,410	28,807	24,635	12,441	10,423
Interest	35,614	41,277	43,983	41,207	21,231	6,031
Merger related expenses	—	—	—	—	104	9,848
Depreciation and amortization	29,398	31,290	36,409	39,217	21,709	1,735

Total other expenses	103,893	104,977	109,199	105,059	55,485	28,037

Other income:
Interest	355	915	798	285	287	49
Escrow settlement (1)	—	—	795	—	—	—
Other	698	313	—	—	—	—

Total other income	1,053	1,228	1,593	285	287	49

Income (loss) before taxes on income	40,797	14,672	(2,228)	(9,171)	(887)	15,192
Taxes (benefit) on income (loss)	13,470	5,232	(93)	6,027	(364)	5,968

Net income (loss)	$27,327	$9,440	$(2,135)	$(3,144)	$(523)	$9,224

Balance Sheet Data at end of period:
Cash and cash equivalents	$15,046	$13,898	$20,236	$13,991	$12,164	$11,475
Total assets (4)	799,691	811,814	842,622	868,152	902,872	263,566
Total long-term debt (3)	364,374	381,366	398,157	416,384	440,323	224,890
Stockholders’ equity (4)	273,119	262,448	274,384	276,145	279,023	8,740

(1)	On June 11, 2004 as part of the Merger, $30.0 million of the Merger consideration was deposited into an escrow account on behalf of the stockholders and optionholders of the Predecessor to secure their potential indemnity obligations to LLI. Since the Merger, periodic payments from the escrow account have been paid to the stockholders and optionholders of the Predecessor according to a pre-determined payment schedule. Final settlement of the excrow account was reached with the previous owners on July 25, 2006. In final settlement of the escrow account, the Company received $795,000 for potential tax liabilities. As the Company had already recorded these additional tax liabilities subsequent to the Merger and concluded there is not a clear and direct link to the orginal purchase price, the settlement amount of $795,000 was recorded into other income in the third quarter of 2006.

(2)	Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123( R), “Share-Based Payment,”, which establishes the accounting for employee stock-based awards. The Company adopted SFAS No. 123( R) and as a result, periods prior to January 1, 2006 have not been restated. The Company recognized stock-based compensation of $0.4 million for grants of its Holdings Class C restricted stock units in Selling, General and Administrative for each 2008, 2007 and 2006, consistent with compensation recorded for all employees who had previously received grants since the Merger date. See further discussion in Note 7, “Stock-Based Compensation” in our consolidated financial statements.

(3)	Note that total long-term debt includes the current portion of long-term debt.

(4)	The 2007 and 2006 amounts have been revised to reflect a reclassification of tax and related party payables in our consolidated balance sheet. See further discusssion in Note 5 “Income taxes” in our consolidated financial statements.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

We believe we are the leading global provider of OPI services from English into more than 170 different languages, 24 hours a day, seven days a week. Our specially-trained, proprietary base of interpreters perform value-added OPI services which facilitate critical business transactions and delivery of emergency and government services between our customers and LEP speakers throughout the world. In 2008, we helped more than 35 million people communicate across linguistic and cultural barriers by providing OPI services to our customers. We offer our customers a high-quality, cost-effective alternative to staffing in-house multilingual employees or using face-to-face interpretation. Through our OPI services, we improve our customers’ revenue potential, customer service and competitiveness by enhancing their ability to effectively serve the growing population of current and prospective LEP speakers.

Overview of Operations

Our revenues are derived primarily from per minute fees charged to our customers for our interpretation services. Generally, customers are charged based on actual billed minutes of service and the customer’s contractual rate per billed minute of service. In addition, the Company generates revenue from complementary services such as document translation, Video Interpretation services, American Sign Language, and face-to-face interpretation. We recognize revenues when the services have been performed.

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

Revenue Recognition

Our revenues are primarily generated from over-the-phone interpretation services and fees. We recognize revenues when the services have been performed and all four of the following revenue recognition criteria have been met (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectibility is reasonably assured. We assess whether the fee is fixed or determinable based on the terms of the contracts or purchase orders entered into with our customers. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not require collateral from our customers.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make payment. We determine the allowance based upon an evaluation of individual accounts, aging of the portfolio, issues raised by customers that may suggest non-payment, including the customer’s credit-worthiness and historical experience, and the current economic environment. While our bad debt losses have historically been within our expectations and the allowance established, we might not continue to experience the same loss rates that we have in the past. If the financial condition of individual customers or the general worldwide economy were to vary materially from the estimates and assumptions made by us, the allowance may require adjustment in the future. We evaluate the adequacy of the allowance on a regular basis, modifying, as necessary, its assumptions, updating its record of historical experience and adjusting reserves as appropriate.

Goodwill and Other Intangible Assets

We perform our annual impairment analysis of goodwill in the fourth quarter of each year according to the provisions of SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). This statement requires that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment testing to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

We performed our annual valuation analysis of goodwill on December 31, 2008 in accordance with SFAS 142 as stated above. Consistent with prior years we have one reporting unit which is the same as our operating segment.

We determined the fair value of the reporting unit based on a weighting of market and income approaches. Under the market approach, we estimated the fair value based on market multiples of EBIT and EBITDA. Under the income approach, we measured fair value of the reporting unit based on a projected cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our current business model. Our discounted cash flow projections were based on our annual financial forecasts developed internally by management for use in managing our business and through discussions with the independent valuation firm engaged by us. The significant assumptions of these forecasts included continued revenue growth over the next five years. Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing at December 31, 2008 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross margin rates are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing or prior to that, if any change constitutes a triggering event outside of the period when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. We believe that the assumptions and rates used in our impairment test under SFAS 142 are reasonable. However, they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts.

Based on our valuation results, we determined that the fair value of our reporting unit continued to exceed its carrying value. Therefore, management determined that no goodwill impairment charge was required as of December 31, 2008.

We amortize other intangible assets over their estimated useful lives. Customer relationships, internally developed technology, trade names and trademarks are our most significant other intangible assets. We record an impairment charge on these assets if we determine that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. Our estimates of future cash flows attributable to our other intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the life of the asset may need to be revised. Factors we consider important which could trigger an impairment review include the following:

•	significant negative industry or economic trends;

•	significant loss of customers;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business.

When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure the potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. An impairment loss is recognized only if the carrying amount of the intangible asset or other long-lived asset is not recoverable and exceeds its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of our other intangible assets.

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

Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures together with assessing tax credits and temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We then assess the likelihood of additional tax exposure, and to the extent we believe that additional tax exposure may be likely, we must record a liability for such matters. To the extent we increase this liability in a period; we include an expense within the tax provision in our consolidated statement of operations. Significant management judgment is also required in evaluating our uncertain tax positions. Our evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. If the actual settlements differ from these estimates or we adjust these estimates in future periods, we may need to recognize a tax benefit or an additional tax charge that could materially impact our financial position and results of operations.

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

In February 2009, California budget legislation was signed into law that, among other things, contained several state tax law changes that will affect the Company’s effective state tax rate. As a result of these changes, the Company will need to re-evaluate its state deferred tax liabilities and assets in the first quarter of 2009, as the effect of changes in tax laws are accounted for in the period the law changed. The Company is currently evaluating these tax law changes and their impact to the consolidated financial statements.

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

Historical Performance

Results of Operations

Recent events, including the fallout from problems in the U.S. credit markets, indicate a moderate to severe recession in both the U.S. and world economies, which could have an impact on our customers and the volume of business they are able to conduct with us and their ability to pay for services rendered, as well as the prices we are able to charge for our services.

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%
Costs of services	32.5%	35.3%	35.5%
Other expenses:
Selling, general and administrative	18.3%	17.7%	17.6%
Interest	16.8%	22.5%	26.9%
Depreciation and amortization	13.8%	17.1%	22.3%
	—

Total other expenses	48.9%	57.3%	66.8%

Other income:
Interest	0.2%	0.5%	0.5%
Escrow settlement	—	—	0.5%
Other	0.3%	0.2%	—

Total other income	0.5%	0.7%	1.0%

Income (loss) before income taxes	19.1%	8.1%	(1.3%)
Income tax provision (benefit)	6.3%	2.9%	—

Net income (loss)	12.8%	5.2%	(1.3%)

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007.

Revenues for the year ended December 31, 2008 were $212.6 million as compared to $183.2 million for the year ended December 31, 2007, an increase of $29.5 million or 16.1%. This increase in revenue is driven principally by an increase in OPI billed minutes, offset partially by a nominal decline in the average rate per billed minute.

For the year ended December 31, 2008, total costs of services was $69.0 million as compared to $64.8 million for the year ended December 31, 2007, an increase of $4.2 million or 6.5%. This increase was primarily due to increased interpretation minutes, partially offset by a lower cost per minute, as a result of lower interpreter costs.

Selling, general and administrative expenses for the year ended December 31, 2008 were $38.9 million as compared to $32.4 million for the year ended December 31, 2007, an increase of $6.5 million or 20.0%. This increase was primarily due to higher sales and marketing costs of $2.0 million, operations support costs of $0.7 million and information technology and telecom admin of $0.5 million, and overall increases in all other general and administrative costs.

Interest expense for the year ended December 31, 2008 was $35.6 million as compared to $41.3 million for the year ended December 31, 2007, a decrease of $5.7 million or 13.7%. This was primarily due to a decrease in the interest rate on our senior secured debt (at December 31, 2008 the rate was 4.71% as compared to 8.34% at December 31, 2007), combined with a lower average principal balance during the period for our term loan.

Depreciation and amortization was $29.4 million for the year ended December 31, 2008 as compared to $31.3 million for the year ended December 31, 2007, a decrease of $1.9 million or 6%. This decrease was primarily due to an intangible asset which became fully amortized during 2007.

Interest income for the year ended December 31, 2008 was $0.4 million as compared to $0.9 million for the year ended December 31, 2007, a decrease of $0.5 million or 61.3%. This decrease was the result of lower interest rates in 2008 compared to 2007.

Tax expense on income for the year ended December 31, 2008 was $13.5 million compared to $5.2 million for the year ended December 31, 2007, an increase of $8.3 million, primarily due to a $26.1 million change in pretax results of operations, from income before taxes of $14.7 million in 2007 to income before income taxes of $40.8 million in 2008. The effective tax rate for the year ended December 31, 2008 was 33.0% as compared to a 35.7% for the year ended December 31, 2007. The primary reason for the decrease was due to certain of our previously unrecognized tax benefits being recognized in 2008 due to the lapse of statute of limitations as a reduction in our recorded tax expense.

Other income for the year ended December 31, 2008 was $0.7 million compared to $0.3 million for the year ended December 31, 2007. This increase is primarily due to fees charged on accounts receivable balances in excess of 30 days, which the Company began assessing in 2008.

As a result of the factors described above, net income was $27.3 million for the year ended December 31, 2008 as compared to $9.4 million for the year ended December 31, 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.

Revenues for the year ended December 31, 2007 were $183.2 million as compared to $163.3 million for the year ended December 31, 2006, an increase of $19.9 million or 12.2%. The majority of this increase in revenue is driven by a moderate increase in OPI billed minutes, offset partially by a nominal decline in the average rate per billed minute.

For the year ended December 31, 2007, total costs of services was $64.8 million as compared to $57.9 million for the year ended December 31, 2006, an increase of $6.9 million or 11.9%. This increase was primarily due to increased interpretation minutes, partially offset by efficiencies gained from continued business process improvements.

Selling, general and administrative expenses for the year ended December 31, 2007 were $32.4 million as compared to $28.9 million for the year ended December 31, 2006, an increase of $3.5 million or 12.1%. This increase was primarily due to higher interpreter support and recruiting costs coupled with an increase in sales and marketing initiatives.

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

Tax expense on income for the year ended December 31, 2007 was $5.2 million compared to $.01 million of tax benefit on loss for the year ended December 31, 2006, a change of $5.3 million, primarily due to a $16.9 million change in pretax results of operations, from a loss before income taxes of $2.2 million in 2006 to income before income taxes of $14.7 million in 2007. The effective tax rate for the year ended December 31, 2007 was 35.7% as compared to a 4.2% tax benefit for the year ended December 31, 2006. The change in the effective rate is primarily due to (1) expenses not deductible for tax purposes (principally expenses related to a stock compensation plan), which increase the effective rate of tax expense on income and decrease the effective rate of benefit on loss and (2) decreases in unrecognized state tax benefits in 2007 relating to settlements with taxing authorities and lapses of applicable statutes of limitations.

Other income for the year ended December 31, 2007 was $0.3 million. This amount is the interest charged to our customers for overdue balances on their account.

As a result of the factors described above, net income was $9.4 million for the year ended December 31, 2007 as compared to a net loss of $2.1 million for the year ended December 31, 2006, an increase of $11.5 million or 547.6%.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2008 was $40.8 million. This reflects net income of $27.3 million and non-cash charges of $32.8 million, offset principally by cash used for operating assets and liabilities (net) of $13.2 million and a decrease in deferred income taxes of $6.2 million. Non-cash charges include depreciation and amortization, amortization of deferred financing costs, accretion of discount on long-term debt, and stock based compensation. Net cash provided by operating activities for year ended December 31, 2007 was $33.8 million. This reflects a net income of $9.4 million, non-cash charges of $34.6 million, offset by cash used for operating assets and liabilities (net) of $4.3 million and a decrease in deferred income taxes of $5.9 million. Net cash provided by operating activities was $30.1 million for the year ended December 31, 2006. This reflects principally a net loss of $2.1 million and a decrease in deferred income taxes of $7.9 million, offset by non-cash charges of $39.2 million

Investing Activities. Net cash used in investing activities was $4.0 million for the year ended December 31, 2008. This reflects principally capital expenditures of $3.9 million for the year. Net cash used in investing activities was $2.9 million for the year ended December 31, 2007. This reflects principally capital expenditures of $2.7 million for the year. Net cash used in investing activities was $2.9 million for the year ended December 31, 2006, reflecting capital expenditures for the year.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2008 was $35.6 million. This reflects payments made on our senior secured debt of $17.5 million and a dividend distribution in the amount of $18.1 million to Language Line Holding II, Inc. an affiliated non-consolidated entity under the ultimate parent, Language Line

Holdings, LLC. Net cash used in financing activities for the year ended December 31, 2007 was $37.3 million. This reflects payments made on our senior secured debt of $17.3 million and a dividend distribution in the amount of $20.0 million. Net cash used by financing activities for the year ended December 31, 2006 was $21.0 million, reflecting long-term debt repayments of $18.6 million, coupled with loan fees and other financing costs of $2.3 million. At December 31, 2008 the maximum amount available under the revolving credit facility was $40.0 million, and no balance is outstanding.

Our principal sources of liquidity are cash flow from operations and borrowings available under our revolver credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our financial obligations for the next 12 months, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures, and other needs. Our principal uses of cash are debt service requirements, capital expenditures, and working capital requirements. We believe these same venues (cash flow from operations and credit facility availability through June 2010) will continue to provide us with sufficient liquidity and capital resources for us to meet our operating capital needs through June 2010. We expect to generate positive working capital through our operations. However, we cannot predict whether our current operating trends and conditions will continue, or the effect on our business from the competitive environment in which we operate.

Debt Service. As of December 31, 2008, we had total indebtedness of $364.4 million and $40.0 million of borrowings available under our revolver credit facility, as defined in our loan agreement, of which $0 is outstanding.

The senior secured credit facilities consist of a six-year $40.0 million revolving credit facility and a seven-year amortizing $285.0 million term loan facility. Borrowings under the senior credit facilities generally bear interest based on a margin over, at our option, the lender’s base rate or the reserve-adjusted LIBOR. The applicable margin for revolving credit loans will vary based upon our senior leverage ratio as defined in the senior credit facilities. The senior credit facilities are collateralized by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interest owned by us in our existing and future domestic subsidiaries.

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

On November 14, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Agreement”) which amends and restates the Original Credit Agreement dated as of June 11, 2004 and amended as of November 3, 2005, among LLI, the Company and the subsidiary guarantors party thereto.

The Agreement effects a refinancing and replacement of the Tranche B Term Loans outstanding under the Original Credit Agreement with a new class of Term Loans designated as “Tranche B-1 Term Loans”. The aggregate principal amount of the modified loan is equal to the aggregate principal amount of original loan under the Original Credit Agreement. The modified loan has terms, rights and obligations materially identical to the original loan except that the Applicable Margin for borrowings under the modified loan is 3.25% in the case of Eurodollar loans and 2.25% in the case of Alternate Base Rate Loans. In addition, the Agreement amended related definitions and contained immaterial modifications to various other provisions of the Original Credit Agreement.

Capital Expenditures. We expect to spend approximately $4.0 million in 2009 to fund our capital expenditures as well as normal investments in telecommunications and company equipment. We plan to fund these expenditures through net cash flows from operations.

We believe that the cash generated from operations will be sufficient to meet our debt service, capital expenditures and working capital requirements. Subject to restrictions in our senior secured credit facilities and the indentures governing the notes, we may incur more debt for working capital, capital expenditures, acquisitions and for other purposes. In addition, we may require additional financing if our plans materially change in an adverse manner or prove to be materially inaccurate. There can be no assurance that such financing, if permitted under the terms of our debt agreements, will be available on terms acceptable to us or at all.

Recent events, including the fallout from problems in the U.S. credit markets, indicate a moderate to severe recession in the U.S. and world economies, which could have an impact on our customers and the volume of business they are able to conduct with us, as well as the prices we able to charge for our services. Additionally, the securities and credit markets have recently been experiencing volatility and disruption, which could impact our ability to access capital. Our principal sources of liquidity are cash flow from operations and borrowings available under our revolver credit facility. We believe that these funds will be sufficient to meet our debt service, capital expenditures and working capital requirements. Subject to restrictions in our senior secured credit facilities and the indentures governing the notes, we may incur more debt for working capital, capital expenditures, acquisitions and for other purposes. In addition, we may require additional financing if our plans materially change in an adverse manner or prove to be materially inaccurate. There can be no assurance that such financing, if permitted under the terms of our debt agreements, will be available on terms acceptable to us or at all. However, we believe the lenders participating in our revolver credit facility will be willing and able to provide financing in accordance with the terms of the agreement, and to date, our access to credit under our revolving credit facility has not been adversely affected by recent market conditions. Finally, we monitor the financial strength of our third-party financial institutions, including those that hold our cash, and attempt to diversify our concentration of cash that we hold at any point in time.

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of December 31, 2008 (dollars in thousands):

	Years Ending December 31,
	Total	2009	2010	2011	2012	2013	Thereafter
Senior secured credit facilities	$201,675	$16,339	$12,083	$173,253	$—	$—	$—
Senior subordinated notes	165,000	—	—	—	165,000	—	—
Interest payments	102,650	31,243	30,437	24,094	9,178	7,698	—
Unrecognized tax benefits	1,112	375	—	—	—	—	737
Operating leases	2,344	1,185	983	176
Service Contract Commitments	9,558	3,700	3,700	2,158	—	—	—

Total cash contractual obligations	$482,339	$52,842	$47,203	$199,681	$174,178	$7,698	$737

Interest payments with respect to the senior secured credit facilities assume a variable rate of 4.71%, which represents the most recent rate applicable to these facilitities. The senior subordinated notes issued by Language Line, Inc. are 11 1/8% fixed rate notes.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of services of changes to agreed-upon amounts for some obligations.

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

As consideration for these management services, Coto is charged a management fee by the Company equal to $500,000 per quarter. Management fees earned by the Company for the year ended December 31, 2008, included in revenues in the statements of operations in the financial statements, totaled $1,945,000.

Additionally, Coto is charged a fee to reimburse the Company for costs it incurs for providing interpretation services, certain of their equipment and other miscellaneous costs. Reimbursable charges to Coto for interpreters and equipment, netted against cost of revenues for the year ended December 31, 2008 totaled $13,127,000. Finally, reimbursable charges to Coto for other miscellaneous (indirect) costs netted against selling, general and administrative expenses totaled $870,000 for the year ended December 31, 2008, respectively. At December 31, 2008, Coto owed the Company an aggregate of $2,387,000 related to these services and charges.

On January 19, 2006 the Company’s ultimate parent, Language Line Holdings, LLC, completed its acquisition of the unaffiliated U.K. based company Language Line, Limited (“Language Line UK”). Language Line UK’s business operations are independent of the Company and are not included in the accompanying consolidated financial statements. The Company incurred $257,000 of acquisition related costs in 2005 which were reported as a loan to Language Line UK on the Company’s balance sheet as of December 31, 2005. Subsequently the Company received a full amount of settlement on January 20, 2006 when the acquisition was completed. The company has a contract to provide administrative and sales support services to Language Line UK for a fixed monthly fee. The Company recognized revenue of approximately $236,000, $234,000 and $480,000 for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively for administrative and sales support services it rendered to Language Line UK.

The operations of the Company and subsidiaries are included in the consolidated federal and state income tax returns of its parent, Language Line Holdings, Inc. and its ultimate parent, Language Line Holdings, II Inc. The Company and subsidiaries manage the respective tax payments and refunds for both Language Line Holdings, Inc. and Language Line Holdings, II Inc. Included in the consolidated balance sheet at December 31, 2008 and 2007 are amounts owed to Language Line Holdings, Inc. and Language Line Holdings, II Inc. of $2,641,000 and $1,874,000 under this arrangement. These amounts are presented separately from the amounts that are receivable or payable (from/to) taxing authorities for federal and state income taxes. In prior periods amounts owed to Language Line Holdings, Inc. and Language Line Holdings, II Inc. were offset against amounts due from/to taxing authorities in the balance sheet. The Company has revised this presentation in the accompanying consolidated balance sheet at December 31, 2007.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from SFAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings; and, when making adjustments to finalize preliminary accounting, acquirers will revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date. SFAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. SFAS 141(R) may have an impact on the Company’s consolidated financial statements when effective in the event a business combination occurs. The nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisition consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Currently, we do not have any non-controlling interests (ownership interests in a subsidiary that are held by owners other than us) recorded in our financial statements. The adoption of SFAS 160 is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The fair value measurement of financial assets and financial liabilities is effective for us beginning in fiscal year 2008. Three FASB Staff Positions (“FSP”) on this statement were subsequently issued. FSP No. 157-1, issued on February 14, 2008, excluded SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, which are required to be measured at fair value under SFAS No. 141, “Business Combinations” or SFAS 141(R), regardless of whether those assets and liabilities are related to leases. This FSP was effective upon our initial adoption of SFAS 157. FSP No. 157-2, issued on February 12, 2008, delayed the effective date of this statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP will be effective for us in fiscal year 2009. FSP No. 157-3, issued in October 2008 and effective upon issuance, clarifies how SFAS 157 should be applied when valuing securities in markets that are not active by illustrating key considerations in determining fair value. Our adoption of this statement on January 1, 2008 is limited to financial assets and liabilities, and did not have a material impact on our consolidated financial position, results of operations or cash flows. The adoption of FSP No. 157-2 is not expected to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets after the effective date of either a business combination or an asset acquisition. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP. The FSP also contains new disclosure requirements with respect to recognized intangible assets. This FSP is effective for fiscal years beginning after December 15, 2008, and for interim periods within such fiscal years. We are currently evaluating the potential impact of this statement on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement did not result in a change in our current practice.

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

We are exposed to certain market risks as part of our ongoing business operations. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuation, liquidity and interest rate risks, which may be exacerbated by the tightening of the global credit markets and the heightened economic uncertainty that have affected various sectors of the financial markets. We do not enter into derivatives or other financial instruments for trading or speculative purposes. Our primary exposure includes changes in interest rates, as borrowings under our senior secured credit facilities bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin. We will manage our interest rate risk by balancing our amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes do not affect our earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

As of December 31, 2008, we had $165 million principal amount of fixed-rate debt and $241.7 million of available floating-rate debt (of which we borrowed $201.7 million). Based on the amounts outstanding under the revolver credit facility and the term loan, a hypothetical increase of one percentage point would cause an increase to interest expense of approximately $2.0 million on an annual basis on the floating rate debt.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and other operating expenses and reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow must be used to service debt, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. However, there can be no assurance that hedges will achieve the desired effect. No such interest rate protection agreements were entered into during 2008. We may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors is divided into two classes, employees and non-employees, with the non-employee directors represented by ABRY Partners, LLC (“ABRY”). Directors in each class have no designated term limits. Decisions regarding directors terms are made at the discretion of the ABRY directors. There are no family relationships among the directors and executive officers. The following table sets forth certain information regarding our directors and executive officers as of March 24, 2009.

Name	Age	Position
Dennis G. Dracup	55	Chief Executive Officer and Director
Louis F. Provenzano	49	President, Chief Operating Officer and Director
Michael F. Schmidt	46	Chief Financial Officer, Senior Vice President of Finance and Director
James L. Moore Jr.	63	Chief Information Officer
Yung-Chung Heh	46	Vice President of Global Operations
Karen Gilhooly	50	Senior Vice President of Sales
Jeffrey M. Johnson	43	Vice President of Business Development
C.J. Brucato	35	Director
Peggy Koenig	52	Director
Azra Kanji	29	Director

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

James L. Moore Jr. joined us in 2000 as Chief Information Officer. Prior to joining us, and since 1998, Mr. Moore was the Chief Information Officer of Borland Software Corporation and Director of Information Systems of Softbank Content Services Inc. Mr. Moore earned his M.S. and B.A. in Engineering from California State University Northridge.

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

C.J. Brucato became a Director in June 2004. Mr. Brucato is a Partner of ABRY Partners, LLC, which he joined in 1996. Prior to joining ABRY, Mr. Brucato was a member of the Media, Telecommunications and Entertainment Investment Banking Group at Prudential Securities, Inc. He is presently a director (or the equivalent) of CapRock Holdings, Inc., CommerceConnect Media Holdings, Inc., Hispanic Yellow Pages Network, LLC, KnowledgePoint360 Group, CyrusOne, Hosted Solutions and Q9 Networks. Mr. Brucato earned his B.S.E. from Princeton University.

Peggy Koenig became a Director in June 2004. Ms. Koenig is a Managing Partner of ABRY Partners, LLC, which she joined in 1993. From 1988 to 1992, Ms. Koenig was a Vice President, Partner and member of the board of directors of Sillerman Communication Management Corporation, a merchant bank, which made investments principally in the radio industry and was responsible for the formation of the public radio company, SFX Broadcasting, Inc. From 1986 to 1988, Ms. Koenig was the Director of Finance for Magera Management, an independent motion picture financing company for Columbia and Tri-Star Pictures. She is presently a director (or the equivalent) of Commerce Connect Media Holdings, Inc., Psychological Services, Inc., KnowledgePoint360 Group and F&W Media. Ms. Koenig received her undergraduate degree from Cornell University and an M.B.A. from the Wharton School of the University of Pennsylvania.

Azra Kanji became a Director in June 2004. Ms. Kanji is a Vice President at ABRY Partners, LLC, which she joined in 2003. From 2001 to 2003, Ms. Kanji was an analyst in the Communications, Media, and Entertainment group at Goldman Sachs. She is presently a director of PSI and KnowledgePoint360 Group. Ms. Kanji received her undergraduate degree from Duke University.

In connection with the purchase of a significant portion of the senior discount notes offered by us or equity securities of our ultimate parent company, certain third-parties obtained a right to designate observers to our board of directors.

Audit Committee

Our Board has a separately-designated standing Audit Committee. The members of the Audit Committee are C.J. Brucato, Peggy Koenig and Azra Kanji. Since our equity is not currently listed on or with a national securities exchange or national securities association, we are not required to have an audit committee and therefore have not designated any of our Audit Committee members as an audit committee financial expert.

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

Because affiliates of ABRY own more than 50% of the voting common stock of Language Line Holdings, LLC (“Holdings’), we are a “controlled company” within the meaning of Rule 4350(c)(5) of the Nasdaq Marketplace rules. As a “controlled company”, we qualify for exemptions from certain corporate governance rules of The Nasdaq Stock Market LLC, including the requirement that executive compensation be determined by a majority of independent directors or a compensation committee comprised solely of independent directors. Our Compensation Committee is comprised solely of non-employee directors, consisting of Peggy Koenig, C.J. Brucato and Azra Kanji, with Peggy Koenig acting as the chairperson.

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

Azra Kanji

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

Compensation Objectives

We believe that our compensation program must support our strategy, be competitive, and provide both significant rewards for outstanding performance and clear financial consequences for underperformance. We also believe that a significant portion of the named executive officers’ compensation should be “at risk” in the form of annual and long-term incentive awards that are paid, if at all, based upon company performance. The compensation awarded to our named executive officers for fiscal 2008, as well as prior years, was intended:

•	To encourage and reward strong performance; and

•	To motivate our named executive officers by providing them with a meaningful equity stake in the company.

The accounting and cost implications of our compensation program are considered in program design; however, the main driver of design is alignment with our business needs.

Role of the Compensation Committee and Executive Officers

Compensation for our chief executive officer is set forth in his Employment Agreement. Equity awards to the chief executive officer are made solely at the discretion of the Compensation Committee. The chief executive officer has been awarded two grants: the first as part of his initial Employment Agreement and the second subsequent to the successful acquisition of Language Line Limited in 2006. The Compensation Committee submits its recommendations to the board of directors for final approval.

Following an evaluation of the company’s performance and expectations for the coming year, our chief executive officer makes compensation recommendations to the Compensation Committee for our executive officers, including chief financial officer and president/chief operating officer, that are generally, with minor adjustments, approved by the Compensation Committee. Our chief executive officer also recommends to the Compensation Committee the amount of any equity compensation to be awarded to our executive officers, including chief financial officer and president/chief operating officer. Once the Compensation Committee has approved the chief executive officer’s recommendations, the Compensation Committee submits its recommendations to the board of directors for final approval.

The board of directors approves all compensation and equity awards to our executive officers, including our chief executive officer, chief financial officer and president/chief operating officer.

Elements of our Compensation Program

Base Salary

Base salary is intended to provide cash compensation to the named executive officers for their performance of core duties. The Compensation Committee reviews and approves base salary recommendations as presented by the chief executive officer. Base salary recommendations are intended to approximate the market value of a position, based upon analysis of similar positions with essentially the same job responsibilities. Market value data is provided to the Company by executive search firms during the normal recruitment process.

Annual salary increases are defined for the chief executive officer in his employment agreement, and are granted to the balance of our executive officers based on inflationary wage increases granted, if any, to all employees as part of the operating budget approval process. Current economic conditions are also considered in this process. During 2008 general wage increases of five percent were granted to our chief executive officer and three percent were granted to our executive officers, including our chief financial officer and president/chief operating officer.

Annual Incentives

Annual incentives in the form of the Company’s “Bonus Plan” are intended to tie a significant portion of each of the named executive officer’s compensation to our annual performance. The annual incentives paid in 2009 for 2008 were based upon the performance of the Company in 2008.

The Bonus Plan for our chief executive officer, chief financial officer and president/chief operating officer is tied to achievement of EBITDA targets set in the chief executive officer’s employment contract, and the chief financial officer and president/chief operating officer employment offer letters. The Bonus Plan for the balance of our executive officers is tied to both revenue and EBITDA growth over the prior year. In addition, the board of directors reserves the right to adjust annual incentives for extraordinary or unusual items; although in practice this right has not historically been administered to a material effect.

In 2008 the company exceeded its EBITDA target by 27%, resulting in a bonus earned by our chief executive officer of 67.5% of salary and bonuses for our chief financial officer and president/chief operating officer of 83.8% of salaries. In 2008, revenue and EBITDA growth over the prior year were approximately 15% and 18%, respectively, resulting in bonuses earned by our other named executive officers of 65.0% of their base salaries.

There are no policies regarding the recovery of awards or payments in the event the performance measures upon which the awards or payments are based are restated or otherwise adjusted in a manner that would have reduced the size of the awards or payments.

The Company does not utilize any other non-equity incentive compensation plans.

Long-Term Incentives

We believe that our long term success depends upon aligning executives’ and ownerships’ interests. To support this objective, we provide our executives with means to become significant equity holders in the business of the Company through the issuance of Class C restricted stock units of our ultimate parent, Holdings, which we believe support the long-term retention of executives and reinforce our longer-term goals.

Equity Ownership. The Class C restricted stock units of Holdings vest according to a specified schedule and will be expensed to compensation over the five year vesting period. Vesting will accelerate upon a change of control of Holdings, (as such term is defined in the applicable incentive unit agreement) and upon certain types of sale of the Company. Vesting will cease if the individual ceases to be employed by Holdings or any of its subsidiaries. If the individual ceases to be employed by Holdings, or any of its subsidiaries, Holdings will have the option to purchase all or any portion of the vested and/or the unvested Class C restricted stock units. The aggregate purchase price for all unvested units will be $1.00, and the purchase price for each vested unit will be the fair market value for such unit as of the date of individual’s termination. If, however, the Company terminates the individual’s employment for cause, the aggregate purchase price of all vested units will be $1.00. Holdings’ right to repurchase the individual’s units will terminate upon a change of control, provided that the individual is employed by Holdings, or any of its subsidiaries at the time of the change of control.

Historically, the date upon which restricted stock unit awards have been granted has not been fixed, but are considered upon the recommendation of the chief executive officer. If we do grant restricted stock unit awards in the future, they will be presented to the both Compensation Committee and Board of Directors for review and approval before being granted.

Option Awards. We do not currently utilize options as part of our executive compensation program.

Compensation Determination

In determining compensation amounts awarded, the Compensation Committee focused primarily on both revenue and EBITDA growth during fiscal year 2008 in addition to adjusting base salaries as deemed appropriate.

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

Summary Compensation Table

The following table sets forth the total compensation earned by each of the named executive officers for the fiscal year ended December 31, 2008.

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards (6) ($)	Non-Equity Incentive Plan Compensation (7)	All Other Compensation (8) ($)	Total ($)
Dennis G. Dracup	2008	$415,310	$—	$253,135	$271,268	$18,302	$958,015
Chief Executive Officer	2007	$395,526	$—	$253,135	$184,357	$22,647	$855,665
	2006	$377,708	$—	$247,315	$192,938	$20,132	$838,093

Louis F. Provenzano (1)	2008	$262,631	$—	$46,663	$145,547	$13,885	$468,726
President and Chief Operating Officer	2007	$254,375	$—	$73,038	$107,125	$13,937	$448,475
	2006	$217,667	$—	$14,251	$25,000	$12,910	$269,828

Michael F. Schmidt (2)	2008	$253,750	$—	$20,735	$63,281	$10,072	$347,838
Chief Financial Officer & SVP Finance	2007	$110,208	$—	$4,679	$—	$—	$114,887
	2006	$—	$—	$—	$—	$—	$—

James L. Moore Jr.	2008	$205,012	$—	$15,926	$135,329	$10,211	$366,478
Chief Information Officer	2007	$199,041	$—	$15,926	$88,245	$10,166	$313,378
	2006	$194,100	$—	$15,708	$25,000	$19,337	$254,145

Karen Gihooly (3)	2008	$191,713	$—	$18,200	$123,950	$603	$334,466
Senior Vice President of Sales	2007	$185,000	$—	$16,112	$27,473	$558	$229,143
	2006	$61,667	$65,000	$1,208	$—	$—	$127,875

Solange Jerolimov (4)	2008	$86,477	$—	$4,315	$51,500	$8,997	$151,289
Former Interim Chief Financial Officer	2007	$136,875	$—	$2,836	$8,550	$9,646	$157,907
	2006	$51,004	$—	$178	$—	$2,145	$53,327

Jeffrey C. Grace (5)	2008	$—	$—	$—	$—	$—	$—
Former Chief Financial Officer	2007	$110,618	$—	$7,089	$50,000	$7,835	$175,542
	2006	$171,372	$—	$3,810	$12,500	$11,121	$198,803

(1)	Mr. Provenzano was appointed President and Chief Operating Officer in October 2006. Amounts earned during the year ended December 31, 2006 includes $154,617 earned as Executive Vice President of Sales and marketing, and $62,500 earned as President and Chief Operating Officer, where his annualized salary was $250,000.

(2)	Mr. Schmidt joined the company on July 23, 2007. He was appointed Senior Vice President of Finance on July 23, 2007 and Chief Financial Officer on August 15, 2007. Mr. Schmidt’s salary is $257,500 per annum.

(3)	Ms. Gilhooly joined the Company on September 1, 2006 as Vice President of Sales. Ms. Gilhooly received a signing bonus of $65,000 upon joining the Company.

(4)	Ms. Jerolimov was the acting Chief Financial Officer of the Company for the period June 16, 2007 through August 14, 2007. Ms. Jerolimov was the Company’s Controller prior to this period and again from August 15, 2007 through August 29, 2008, at which time she left the Company for personal reasons. Upon her departure, Ms. Jerolimov forfeited 135,000 Holdings Class C restricted stock units.

(5)	Mr. Grace was appointed Chief Financial Officer in December 2006. Amounts earned during the year ended December 31, 2006 include $159,961 earned as Controller, where his annualized salary was $172,300, and $11,411 earned as Chief Financial Officer were his annualized salary was $212,300. Mr. Grace resigned as Chief Financial Officer of the Company effective June 15, 2007. Upon his departure, Mr. Grace forfeited 650,000 Holdings Class C restricted stock units.

(6)	The amounts of the stock awards shown in the table represent the expense reported for financial reporting purposes in 2008, 2007 and 2006 for the fair value of Holdings Class C restricted stock units granted in 2008 as well as prior fiscal years in accordance with SFAS No. 123(R). For additional information, refer to the “Share-Based Compensation” section of Note 7 of the “Notes to Consolidated Financial Statements.”

(7)	Amounts included in this column include amounts paid as annual incentive compensation (bonus), with the exception of Mr. Dracup, whose amounts represent those earned as a bonus and payable in the following year. For example, the $271,268 amount listed in the 2008 column represents Mr. Dracup’s bonus earned in 2008 that will be paid to him in March 2009. Subject to his employment agreement, Mr. Dracup’s bonus is payable upon his being employed through the last day of the year in which the bonus is earned, and he does not have to be employed in March of the following year, when the bonus amounts are generally paid.

(8)	Represents matching contributions to the employee’s respective Company 401(k) account, medical benefits paid by the Company and life insurance premiums paid by the company, respectively, for the following individuals in 2008: Mr. D. Dracup- $8,265, $8,759 and $1,278; Mr. L. Provenzano- $8,879, $4,205 and $801; Mr. M. Schmidt- $3,434, $6,638 and $0; Mr. J. Moore- $7,986, $1,598 and $627; Ms. K. Gihooly- $0, $0 and $603; and Ms. J. Jerolimov- $2,692, $6,039 and $266. In 2007 the following amounts were paid: Mr. D. Dracup - $8,493, $12,936 and $1,218; Mr. L. Provenzano - $8,925, $4,235 and $777; Mr. J. Moore - $7,962, $1,598 and $606; Ms. K. Gihooly - $0, $0, and $558; Ms. S. Jerolimov $0, $9,160, and $486; and Mr. J. Grace - $4,425, $3,099 and $311. In 2006 the following amounts were paid: Mr. D. Dracup - $8,406, $10,661 and $1,065; Mr. L. Provenzano - $8,667, $3,553 and $690; Mr. J. Moore - $7,764, $11,029 and $544; Ms. K. Gihooly - $0, $0, and $0; Ms. S. Jerolimov $0, $2,145, and $0; and Mr. J. Grace - $6,855, $3,677 and $589.

Mr. Dracup’s Employment Agreement

In 2004, we entered into an employment agreement with Mr. Dracup, which has been subsequently amended in March 2006 and again in December 2008. The employment agreement for Mr. Dracup provides for an initial term of five years with automatic one-year renewals unless otherwise terminated earlier or either party gives notice not to renew. Under the employment agreement, Mr. Dracup is paid a base salary of $350,000 per year. The base salary will increase by 5% on each anniversary of the employment agreement. In the event Mr. Dracup’s employment is terminated due to (i) his resignation “without good reason,” (ii) death, “disability” or other incapacity or (iii) by the Company with “cause” (as each such term is defined in the employment agreement), Mr. Dracup is entitled to certain benefits but no severance payments. If Mr. Dracup’s employment is terminated by the Company “without cause” or he resigns for “good reason” (as each such term is defined in the employment agreement), Mr. Dracup is entitled to severance payments and certain benefits for a period of twelve months from the date of termination. Mr. Dracup will be required to sign a release as a condition to receiving any severance payments. The employment agreement also contains noncompete provisions, which restrict Mr. Dracup from being involved in any business which is in competition with us for a period of one year from the date of termination of employment.

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

Termination, Change of Control and Change of Responsibility Payments

Mr. Grace resigned as Chief Financial Officer of the Company effective June 15, 2007 for personal reasons. Mr. Graces’ compensation is included in the Summary Compensation Table above. No additional compensation is due to Mr. Grace.

The table below reflects the amount of compensation to Mr. Dracup in the event of a termination or, if applicable, upon a change of control. The amounts shown assume that such a termination or change of control was effective as of December 31, 2008, and thus includes amounts earned through such time and are estimates of the amounts which would be paid upon termination or change of control. The actual amounts to be paid can only be determined at the time of Mr. Dracup’s separation from us or the change of control.

Reason for termination	Severance payment (1)		SERP (3)	Benefits (4)	Stock Award Payments
Death	$—		$—	$11,077	$2,425,092	(5)
Disability	$—		$—	$11,077	$2,425,092	(5)
Termination by us without cause	$722,759		$—	$11,077	$2,425,092	(5)
Termination by us with cause	$—		$—	$11,077	$1
Termination by Mr. Dracup for good reason	$722,759		$—	$11,077	$2,425,092	(5)
Change of control	$722,759	(2)	$—	$11,077	$3,545,455	(6)
Termination by Mr. Dracup without cause	$—		$—	$11,077	$2,425,092	(5)

(1)	Amounts reflect the equivalent of twelve month’s salary of $425,439, plus the equivalent bonus paid in 2008 of $184,357, plus the equivalent of twelve month’s Group Life Insurance of $1,278, plus the equivalent of twelve month’s 401(K) match of $8,265. The severance payment would be paid in twelve equal monthly installments.

(2)	This amount will be reduced by the value paid in cash or marketable securities with respect to Language Line Holdings, LLC restricted stock unit gains.

(3)	This is not applicable since there is no Supplemental Executive Retirement Plan (“SERP”) with respect to Mr. Dracup’s employment contract.

(4)	Represents rates currently in effect for COBRA insurance benefits for twelve months totalling $11,077.

(5)	Represents 9,327,273 vested Class C restricted stock units at the current fair value of $0.26 per unit plus $1.00 in aggregate for unvested units.

(6)	Represents 13,636,364 Class C units at the current fair value of $0.26 per unit.

2008 Grants of Awards Table

The following table describes the Holdings Class C restricted stock units granted to our named executive officers during the year ended December 31, 2008. There are no outstanding or exercisable options with respect to any stock incentive plans at December 31, 2008. The Company currently has no stock option incentive plans.

2008 GRANTS OF AWARDS TABLE

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Stock Units (#)	Base Price of Stock Awards ($ /unit)	Grant Date of Stock Awards ($) (2)
Name (1)	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum($)
Dennis G. Dracup	—	—	—	$103,828	$415,312	—	—	$—
Louis F. Provenzano	7/31/08	9/1/08	—	$131,316	$262,632	250,000	—	$65,000
Michael F. Schmidt	2/4/08	2/4/08	—	$126,875	$253,750	250,000	—	$35,000
Michael F. Schmidt	7/31/08	9/1/08		$126,875	$253,750	50,000		$13,000
James L. Moore Jr.	—	—	—	$112,757	$225,514	—	—	$—
Karen Gilhooly	—	—	—	$105,442	$210,884	—	—	$—
Solange Jerolimov	—	—	—	$47,562	$95,124	—	—	$—

(1)	Mr. Dracup, Mr. Moore, Ms. Gilhooly and Ms. Jerolimov were not granted any stock awards during 2008.

(2)	The amounts of the stock awards shown in the table represent the expense reported for financial reporting purposes in 2008 for the fair value of the stock awards granted in 2008 in accordance with SFAS 123(R). For additional information, refer to the “Share-Based Compensation” section of Note 7 of the “Notes to Consolidated Financial Statements.”

Incentive Unit Agreements

The named executives are party to incentive unit agreements pursuant to which our ultimate parent, Holdings, issued Class C restricted stock units. The units will vest annually over a five year period on the anniversary date of the grant as follows; (a) first anniversary 10% vested (b) second anniversary 30% vested (c) third anniversary 50% vested (d) fourth anniversary 75% vested and (e) fifth anniversary 100% vested. Vesting will accelerate upon a change of control of Holdings and upon certain types of sale of the Company. Vesting will cease if the named executive ceases to be employed by Holdings or any of its subsidiaries. If the named executive ceases to be employed by Holdings or any of its subsidiaries, Holdings will have the option to purchase all or any portion of the vested and/or the unvested Class C restricted stock units. The aggregate purchase price for all unvested units is $1.00, and the purchase price for each vested unit will be the fair market value for such unit as of the date of termination. If, however, we terminate the named executives employment for cause, the aggregate purchase price for all vested units will be $1.00. Holdings right to repurchase a named executives units will terminate upon a “change of control” (as such term is defined in the incentive share unit agreement), provided that the named executive is employed by Holdings or any of its subsidiaries at the time of the “change of control.”

Outstanding Equity Awards at 2008 Year-End

The following table sets forth for each of the named executive officers information concerning outstanding stock units as of December 31, 2008.

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE - STOCK AWARDS

Name	Number of Restricted Stock Units That Have Not Vested (#) (1)		Market Value of Restricted Stock Units That Have Not Vested ($) (7)	Equity Incentive Plan Awards; Number of Unearned Stock Units That Have Not Vested (#)	Equity Incentive Plan Awards; Market Value of Unearned Stock Units That Have Not Vested ($)
Dennis G. Dracup	4,309,091	(2)	$1,120,364	—	$—
Louis F. Provenzano	1,300,000	(3)	$338,000	—	$—
Michael F. Schmidt	750,000	(4)	$195,000	—	$—
James L. Moore Jr.	247,787	(5)	$64,425	—	$—
Karen Gihooly	480,000	(6)	$124,800	—	$—
Solange Jerolimov	—		$—	—	$—

(1)	Unvested as of December 31, 2008.

(2)	Represent Holdings Class C restricted stock units, which vest as follows: 3/1/09 - 400,000; 7/1/09 - 2,909,091; 3/1/10 - 500,000; 3/1/11 - 500,000.

(3)	Represent Holdings Class C restricted stock units, which vest as follows: 3/1/09 - 40,000; 7/1/09 - 125,000; 9/1/09 - 75,000; 12/1/09 - 160,000; 3/1/10 - 50,000; 9/1/10 - 100,000; 12/1/10 - 200,000; 3/1/11 - 50,000; 9/1/11 - 112,500; 12/1/11 - 200,000; 9/1/12 - 125,000; 9/1/13 - 62,500.

(4)	Represent Holdings Class C restricted stock units, which vest as follows: 2/1/09 - 25,000; 9/1/09 - 105,000; 2/1/10 - 50,000; 9/1/10 - 110,000; 2/1/11 - 50,000; 9/1/11 - 135,000; 2/1/12 - 62,500; 9/1/12 - 137,500; 2/1/13 - 62,500; 9/1/13 - 12,500.

(5)	Represent Holdings Class C restricted stock units, which vest as follows: 3/1/09 - 15,000; 7/1/09 - 195,287; 3/1/10 - 18,750; and 3/1/11 - 18,750.

(6)	Represent Holdings Class C restricted stock units, which vest as follows: 9/1/09 - 25,000; 12/1/09 - 105,000; 9/1/10 - 25,000; 12/1/10 - 131,250; 9/1/11 - 31,250; 12/1/11 - 131,250; 9/1/12 - 31,250.

(7)	The Company determines the fair value of its Holdings Class C restricted stock units from the probability-weighted expected return method. Under this method, the value of an enterprise’s common stock is estimated from an analysis of the future values for the Company assuming various possible future liquidity events.

2008 Stock Vested Table

The following table sets forth for each of the named executive officers certain information concerning stock units vested during the fiscal year 2008.

2008 RESTRICTED STOCK UNIT VESTED TABLE - STOCK AWARDS

Name	Number of Restricted Stock Units Vested (1)	Value Realized on Vesting ($)
Dennis G. Dracup	3,309,091	$463,273
Louis F. Provenzano	350,000	$71,200
Michael F. Schmidt	50,000	$13,000
James L. Moore Jr.	210,287	$29,440
Karen Gihooly	117,500	$30,550
Solange Jerolimov	7,500	$1,050

(1)	Represents Holdings Class C restricted stock units which vested during the fiscal year 2008.

Compensation of Directors

Directors who are officers of, or employed by, the Company or any of its subsidiaries do not receive additional compensation for service on the board of directors or its committees. In addition, members of the Compensation Committee do not receive additional compensation for service on the committee because of their affiliation with the principal equity holder of the Company.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Our ultimate parent, Language Line Holdings, LLC (“Holdings”) indirectly owns 100% of our capital stock. The following table sets forth certain information with respect to the beneficial ownership of Holdings equity interests as of December 31, 2008, by (i) each person or entity who owns of record or beneficially 5% or more of any class of Holdings voting securities; (ii) each named executive officer and director of Language Line, Inc.; and (iii) all of the directors and named executive officers of Language Line, Inc. as a group. Except as noted below, the address for each of the directors and named executive officers is c/o Language Line, Inc., 1 Lower Ragsdale Drive, Monterey, California 93940.

Name and Address of Beneficial Holder(1)	Number of Voting Equity Interests Beneficially Owned	Percentage of Total Voting Equity Interests Outstanding
Principal Equityholders:
ABRY Partners IV, L.P. (1) (2) (3)	116,597,073	83.5%
ABRY Mezzanine Partners, L.P. (1) (4)	6,062,435	4.3%
Executive Officers and Directors:
Dennis G. Dracup	2,277,778	1.6%
Louis F. Provenzano	—	—
Michael F. Schmidt	—	—
James L. Moore Jr.	650,000	*
Yung-Chung Heh	118,208	*
Jeffrey M. Johnson	—	—
Karen Gilhooly	—	—
Peggy Koenig (6)	—	—
C.J. Brucato (5)	—	—
Azra Kanji	—	—
All Executive Officers & Directors as a group (10 persons)	3,045,986	2.2%

*	Less than 1%

(1)	“Beneficial ownership” generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.

(2)	Royce Yudkoff exercises voting and investment control of the equity interests held by ABRY Partners IV, L.P. and ABRY Mezzanine Partners, L.P. The address of both is 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

(3)	Royce Yudkoff is the sole member of ABRY Capital Partners, LLC which is the sole general partner of ABRY Capital Partners, L.P. which is the sole general partner of ABRY Partners IV, L.P.

(4)	Royce Yudkoff is the sole member of ABRY Mezzanine Holdings, LLC which is the sole general partner of ABRY Mezzanine Investors, L.P. which is the sole general partner of ABRY Mezzanine Partners, L.P.

(5)	Mr. Brucato is a limited partner of ABRY Capital Partners, L.P., the sole general partner of ABRY Partners IV, L.P., and ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P. and disclaims beneficial ownership of any equity interests held by either entity. Mr. Brucato’s address is c/o ABRY Partners IV, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

(6)	Ms. Koenig is a limited partner of ABRY Capital Partners, L.P., the sole general partner of ABRY Partners IV, L.P., and ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P. and disclaims beneficial ownership of any equity interests held by either entity. Ms. Koenig’s address is c/o ABRY Partners IV, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Members Agreement

In connection with the Merger, the members of Holdings entered into a Members Agreement. Pursuant to the Members Agreement, such members agreed to vote their equity interests in Holdings so that the following directors are elected to the board of managers of Holdings: (i) three directors designated by ABRY Partners IV, L.P., (ii) the then current chief executive officer of Holdings, who shall initially be (and currently is) Dennis G. Dracup and (iii) the then current chief financial officer of Holdings, who currently is Michael F. Schmidt. The Members Agreement also contains:

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

As consideration for these management services, Coto is charged a management fee by the Company equal to $500,000 per quarter. Management fees earned by the Company for the year ended December 31, 2008, included in revenues in the accompanying statements of operations, totaled $1,945,000.

Additionally, Coto is charged a fee to reimburse the Company for costs it incurs for providing interpretation services, certain of their equipment and other miscellaneous costs. Reimbursable charges to Coto for interpreters and equipment, netted against cost of revenues for the year ended December 31, 2008 totaled $13,127,000. Finally, reimbursable charges to Coto for other miscellaneous (indirect) costs netted against selling, general and administrative expenses totaled $870,000 for the year ended December 31, 2008. At December 31, 2008, Coto owed the Company an aggregate of $2,387,000 related to these services and charges.

The Company believes that the terms and nature of the transactions are no less favorable than those available with unrelated parties.

Board of Directors

The board is currently composed of six directors, none of whom is likely to qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules. Because affiliates of ABRY own more than 50% of the voting common stock of Holdings, we are a “controlled company” within the meaning of Rule 4350(c)(5) of the Nasdaq Marketplace rules, which qualifies us for exemptions from certain corporate governance rules of The Nasdaq Stock Market LLC, including the requirement that the board of directors be composed of a majority of independent directors.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended December 31, 2008 and December 31, 2007, fees for services provided by PricewaterhouseCoopers LLP were as follows (in thousands):

	Year Ended December 31,
	2008	2007
Audit Fees	$687	$863
Tax Fees	380	290

Total	$1,067	$1,153

“Audit Fees” consisted of fees billed for services rendered for the audit of our Company’s annual financial statements, review of financial statements included in our Company’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings. “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services.

Audit Committee Pre-Approval Policy

Our Board has a separately-designated standing Audit Committee. The members of the Audit Committee are C.J. Brucato, Peggy Koenig and Azra Kanji. Prior to engaging our principal accountants to render audit or non-audit services, such as tax related services, the engagement as well as charges for such services is approved by our Audit Committee.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

1.	Consolidated Financial Statements:

2.	Financial Statement Schedule:

Page
Schedule II – Valuation and Qualifying Accounts	63

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.	Exhibits

3.1	Certification of Incorporation of Language Line Holdings, Inc. (f/k/a Language Line Acquisition, Inc.).*

3.2	By-Laws of Language Line Holdings, Inc. (f/k/a Language Line Acquisition, Inc.).*

4.1	Indenture, dated as of June 11, 2004 among Language Line Holdings, Inc. (f/k/a Language Line Acquisition, Inc.) and The bank of New York.*

4.2	Registration Rights Agreement, dated as of June 11, 2004, by and among Language Line Holdings, Inc. (f/k/a Language Line acquisition, Inc.), MLPFS and each other Initial Purchases set forth on Schedule B. *

4.3	Joinder Agreement, dated June 11, 2004, among Language Line Holdings, Inc., Language Line, LLC, Envok, LLC, On Line Interpreters, Inc., Language Line Services, Inc., Language Line Dominican Republic LLC, Language Line Panama, LLC and Language Line Costa Rica, LLC. *

4.4	First Supplemental Indenture, dated as of June 11, 2004, among Language Line, Inc., Language Line, LLC, Envok, LLC, On Line Interpreters, Inc., Language Line Services, Inc., Language Line Dominican Republic LLC, Language Line Panama, LLC, Language Line Costa Rica, LLC, Language Line Holdings, Inc. and the Bank of New York. *

4.5	Form of Note (included in Exhibit 4.1). *

10.1	Agreement and Plan of Merger, dated April 14, 2004 by and among Language Line Holdings, Inc., Language Line Acquisition, Inc. and Language, Inc. *

10.2	Preferred Securities Purchase Agreement, dated as of June 11, 2004 by and among Language Line Holdings, LLC and the purchasers named in the Purchaser Schedule. *

10.3	Registration Rights Agreement, dated June 11, 2004, by and among Language Line Holdings, LLC and the members and Language Line Holdings, LLC’s members. *

10.4	Executive Employment Agreement, dated June 11, 2004, by and between Language Line, Inc and Dennis Dracup. *

10.5	Executive Employment Agreement, dated June 11, 2004, by and between Language Line, Inc. and Matthew Gibbs. *

10.6	Non-competition, Non-solicitation Agreement, dated June 11, 2004, by and among Language Line Acquisition, Inc, Language Line, Inc. and Dennis Dracup. *

10.7	Non-competition, Non-solicitation Agreement, dated June 11, 2004, by and among Language Line Acquisition, Inc, Language Line, Inc. and Matthew Gibbs. *

10.8	Incentive Securities Agreement, dated June 11, 2004, by and among Language Line Holdings, LLC, Dennis G. Dracup Declaration of Trust and Christine L. Dracup Declaration of Trust. *

10.9	Incentive Securities Agreement, dated June 11, 2004, by and between Language Line Holdings, LLC and Matthew Gibbs. *

10.10	Incentive Units Agreement, dated July 14, 2004, by and between Language Line Holdings, LLC and Jeanne Anderson. *

10.11	Incentive Units Agreement, dated July 14, 2004, by and between Language Line Holdings, LLC and Dennis Bailey. *

10.12	Incentive Units Agreement, dated July 14, 2004, by and between Language Line Holdings, LLC and Phil Speciale. *

10.13	Investor Securities Purchase Agreement, dated June 11, 2004, by and among Language Line Holdings, LLC and the persons listed on Schedule A. *

10.14	Credit Agreement, dated as of June 11, 2004 as amended and restated on November 14, 2006, by and among Language Line, Inc., Language Line Acquisition, Inc., Merrill Lynch & Co. and MLPFS. *

10.15	Security Agreement, dated as of June 11, 2004, by and among Language Line, Inc., Language Line Holdings, Inc., the Subsidiary Guarantors party thereto and Merrill Lynch Capital Corporation. *

10.16	Guarantee, dated June 11, 2004 by and among Language Line Holdings, Inc. in favor of Merrill Lynch Capital Corporation.*

10.17	Trademark Security Agreement, dated as of June 11, 2004 by and among Language Line Inc., each of the Guarantors listed on Schedule II thereto and in favor of Merrill Lynch Capital Corporation. *

10.18	Amended and Restated Promissory Note in the principal amount of $100,000 from Matthew T. Gibbs II and Kathy Gibbs in favor of Language Line, Inc., dated June 11, 2004. *

10.19	Amended and Restated Promissory Note in the principal amount of $995,000 from Dennis G. Dracup in favor of Language Line, Inc., dated June 11, 2004. *

10.20	Amendment to the Deed of Trust and Assignment of Rents, dated June 11, 2004, by and between Dennis G. Dracup and Christine L. Dracup as “Trustor,” in favor of Old Republic Title Company as trustee in trust for Language Line, Inc. *

10.21	Amended and Restated Unit Pledge Agreement, dated June 1, 2004 by and between Language Line, Inc., Matthew T. Gibbs, II and Kathy Gibbs. *

10.22	Intercompany Services Agreement, dated January 19, 2006 between Language Line, LLC and Language Line Ltd. ***

10.23	Release between Language Line, Inc. and Matthew Gibbs dated December 8, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed on December 11, 2006).

10.24	Repurchase Notice by Language Line Holdings, LLC to Matthew Gibbs dated December 11, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed on December 11, 2006).

10.25	Offer Letter to Jeffrey Grace dated December 8, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed on December 11, 2006).

10.26	Amendment to Executive Employment Agreement, dated December 23, 2008, by and between Language Line, Inc. and Dennis Dracup (incorporated by reference from the Company’s current report on Form 8-K, filed on December 29, 2008).

14.1	Code of Business Conduct and Ethics. ***

21.1	Subsidiaries of Language Line Holdings, Inc. *

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-118754).

**	Filed herewith.

***	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Language Line, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of Language Line, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing in Item15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, in 2007 the Company changed the manner in which it accounts for uncertain tax positions.

PricewaterhouseCoopers LLP

San Jose, CA

March 25, 2009

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	December 31,
	2008	2007
		(Revised)
Assets
Current assets:
Cash and cash equivalents	$15,046	$13,898
Accounts receivable - net of allowance for doubtful accounts of $1,323 and $1,300, respectively	33,394	28,696
Prepaid expenses and other current assets	6,075	2,128
Income taxes receivable	2,105	1,250
Due from Coto Holdings, LLC (Note 9)	2,387	—
Deferred taxes on income	2,974	1,385

Total current assets	61,981	47,357
Property and equipment, net	8,547	5,913
Goodwill	408,793	408,793
Intangible assets - net of accumulated amortization of $147,073 and $120,053, respectively	313,290	340,222
Deferred financing costs - net of accumulated amortization of $9,861 and $7,409, respectively	6,836	9,288
Other assets	244	241

Total assets	$799,691	$811,814

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,866	$1,603
Accrued interest	791	2,339
Accrued compensation and interpreter costs	7,059	5,930
Other accrued liabilities	4,265	2,339
Dividends payable	—	1,000
Due to Language Line Holdings, Inc. and Language Line Holdings, II Inc. (Notes 5 and 9)	2,641	1,874
Current portion of long-term debt	16,339	17,730

Total current liabilities	32,961	32,815
Other Liabilities	737	3,463
Long-term debt	185,336	201,451
Senior subordinated notes	162,699	162,185
Deferred taxes on income	144,839	149,452

Total liabilities	526,572	549,366

Commitments and contingencies (Notes 8 and 10)
Stockholders’ equity
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	242,931	259,587
Retained Earnings	30,188	2,861

Total stockholders’ equity	273,119	262,448

Total liabilities and stockholders’ equity	$799,691	$811,814

See notes to consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Consolidated Statements of Operations

(In thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenues	$212,644	$183,188	$163,294
Costs of services	69,007	64,767	57,916
Other expenses:
Selling, general and administrative	38,881	32,410	28,807
Interest	35,614	41,277	43,983
Depreciation and amortization	29,398	31,290	36,409

Total other expenses	103,893	104,977	109,199

Other income:
Interest	355	915	798
Escrow settlement	—	—	795
Other	698	313	—

Total other income	1,053	1,228	1,593

Income (loss) before income taxes	40,797	14,672	(2,228)
Income tax provision (benefit)	13,470	5,232	(93)

Net income (loss)	$27,327	$9,440	$(2,135)

See notes to consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands except share amounts)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)/Retained Earnings	Deferred Stock Compensation	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
BALANCES, January 1, 2006	1,000	$—	$281,064	$(3,667)	$(1,252)	$276,145
Repurchase of Holding’s class C common shares from employees	—	—	(41)	—	—	(41)
Stock based compensation expense	—	—	415	—	—	415
Adoption of SFAS 123R	—	—	(1,252)	—	1,252	—
Net Loss	—	—	—	(2,135)		(2,135)	$(2,135)

BALANCES, December 31, 2006	1,000	—	280,186	(5,802)	—	274,384
Adoption of FIN 48		—		(777)		(777)
Dividend distribution to Parent	—	—	(21,000)	—	—	(21,000)
Repurchase of Holding’s class C common shares from employees	—	—	(15)	—	—	(15)
Stock based compensation expense	—	—	416	—		416
Net income	—	—	—	9,440		9,440	$9,440

BALANCES, December 31, 2007	1,000		259,587	2,861	—	262,448
Dividend distribution to Parent	—	—	(17,069)	—	—	(17,069)
Repurchase of Holding’s class C common shares from employees	—	—	(26)	—	—	(26)
Stock based compensation expense	—	—	439	—	—	439
Net income	—	—	—	27,327	—	27,327	$27,327

BALANCES, December 31, 2008	1,000	$—	$242,931	$30,188	$—	$273,119

See notes to consolidated financial statements.

LANGUAGE LINE, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
		(Revised)	(Revised)
Cash flows from operating activities:
Net income (loss)	$27,327	$9,440	$(2,135)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,398	31,290	36,409
Amortization of deferred financing costs	2,452	2,452	2,010
Deferred taxes on income	(6,202)	(5,942)	(7,921)
Stock based compensation expense	439	416	415
Loss on disposal of property	—	3	—
Accretion of discount on long-term debt	514	459	410
Effect of changes in operating assets and liabilities:
Accounts receivable	(4,698)	(4,375)	(1,992)
Prepaid expenses and other current assets	(3,947)	(504)	1,220
Due from Coto Holdings, LLC	(2,387)	—	—
Due to Language Line Holdings, Inc. and Language Line Holdings, II	767	919	654
Other assets	(3)	124	(269)
Accounts payable	263	1,088	1,143
Income taxes receivable / payable	(855)	(770)	104
Accrued interest and other liabilities	(2,292)	(816)	85

Net cash provided by operating activities	40,776	33,784	30,133

Cash flows from investing activities:
Purchases of property and equipment	(3,939)	(2,681)	(2,885)
Acquisition of intangible asset	(88)	(175)	—

Net cash used in investing activities	(4,027)	(2,856)	(2,885)

Cash flows from financing activities:
Long-term debt repayments	(17,506)	(17,251)	(18,637)
Revolving line of credit borrowings	—	11,000	—
Revolving line of credit repayments	—	(11,000)	—
Loan fees and other financing costs	—	—	(2,324)
Repurchase of restricted stock units	(26)	(15)	(42)
Dividend paid to parent company	(18,069)	(20,000)	—
Capital contribution from Parent	—	—	—

Net cash used in financing activities	(35,601)	(37,266)	(21,003)

Net increase (decrease) in cash and cash equivalents	1,148	(6,338)	6,245
Cash and cash equivalents - beginning of period	13,898	20,236	13,991

Cash and cash equivalents - end of period	$15,046	$13,898	$20,236

Additional cash flow information:
Cash paid for interest	$33,939	$39,312	$42,611

Cash paid for income taxes	$22,110	$12,072	$7,070

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization—Language Line Holdings, Inc. (the “Predecessor”) was a Delaware corporation formed in December 1999 as a holding company for Language Line, LLC (“LLC”) and its subsidiaries. LLC was incorporated during February 1999 as a Delaware limited liability company. The Predecessor was acquired on June 11, 2004 by Language Line, Inc. (“LLI” or the “Company”) in a transaction accounted for under the purchase method of accounting (the “Merger”). LLI, a wholly-owned subsidiary of Language Line Acquisition, Inc., is a Delaware corporation formed in April 2004. LLI had no significant operations prior to the acquisition of Predecessor. Subsequent to the Merger, Language Line Acquisition, Inc., an indirect wholly-owned subsidiary of Language Line Holdings, LLC (“Holdings” or “Parent”), was renamed Language Line Holdings, Inc.

The Company’s primary revenue source is to provide over-the-phone interpretation services, from English into over 170 different languages, 24 hours a day, seven days a week. Such services are provided mainly to the non-English speaking business population in the U.S. and Canada covering various industries such as insurance, healthcare, financial, utilities and government, providing a cost effective alternative to staffing in-house multilingual capabilities or using face-to-face interpretation. The Company also performs translation of written media for over 80 different languages.

Principles of Consolidation—The consolidated financial statements include the accounts of LLI, LLC and LLC’s wholly-owned subsidiaries as of December 31, 2008 and December 31, 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year—The Company’s fiscal year end is December 31.

Cash equivalents—Cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased. Typically, the cost of these investments has approximated fair value.

Accrued compensation and interpreter costs—Accrued compensation and interpreter costs are current compensation obligations due to internal employees and agency interpreters. This includes components of known costs due to agency interpreters as well as accrued estimates for internal employees and agency interpreters.

Reclassifications—Certain balance sheet amounts in our previously filed financial statements have been reclassified to conform to the current period presentation, in particular those discussed in Note 5.

Concentration of Credit Risk—Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We are exposed to credit risk in the event of default by the financial institutions where we hold our cash and by any of our customers to the extent of accounts receivable we are owed, in amounts equal to the carrying value of these assets on the accompanying consolidated balance sheet. Risks associated with cash are mitigated by banking with creditworthy institutions. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During fiscal 2008, 2007 and 2006, no individual customer represented more than 10% of revenues or accounts receivable. Accounts receivable are generally unsecured.

Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make payment. The allowance is determined based upon an evaluation of individual accounts, aging of the portfolio, issues raised by customers that may suggest non-payment, historical experience and/or the current economic environment. We evaluate the adequacy of the allowance on a regular basis, modifying, as necessary, its assumptions, updating its record of historical experience and adjusting reserves as appropriate. The Company classifies bad debt expense as selling, general and administrative expenses in the accompanying consolidated statement of operations.

Property and equipment—Property and equipment is recorded at cost. Depreciation on assets is computed using the straight-line method over the estimated useful lives of the assets. The useful life for property and equipment is within the following range:

Useful Lives
Equipment	4-5 years
Software	3 years
Furniture and fixtures	5 years
Leasehold improvements	The shorter of useful life or initial term of lease

As required by SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes the costs for software developed in-house. Computer software developed or obtained for internal use is amortized using the straight-line method over the estimated useful life of the software, generally three years.

Long Lived Assets including intangible assets—The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company has assessed the recoverability of long-lived assets, including intangible assets other than goodwill, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows according to the guidance of SFAS No. 144. The Company assesses whether it will recognize the future benefit of long-lived assets including intangibles in accordance with the provisions of SFAS No. 144. For assets to be held and used, including acquired intangibles, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.

Factors we consider important which could trigger an impairment review include the following:

•	significant negative industry or economic trends;

•	significant loss of customers;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business.

Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of long-lived assets, including intangible assets, could occur. No impairment of intangible assets was recognized in 2008, 2007 or 2006. Other intangible assets are generally amortized on a straight-line basis over their estimated useful life which is based on historic experience and plans for utilization of the assets by the Company subsequent to the business combination.

Goodwill

We perform our annual impairment analysis of goodwill in the fourth quarter of each year according to the provisions of SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). This Statement requires that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment testing to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

We performed our annual valuation analysis of goodwill on December 31, 2008 in accordance with SFAS142 as stated above. Consistent with prior years we have one reporting unit which is the same as our operating segment.

We determined the fair value of the reporting unit based on a weighting of market and income approaches. Under the market approach, we estimated the fair value based on market multiples of EBIT and EBITDA. Under the income approach, we measured fair value of the reporting unit based on a projected cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our current business model. Our discounted cash flow projections were based on our annual financial forecasts developed internally by management for use in managing our business and through discussions with the independent valuation firm engaged by us. The significant assumptions of these forecasts included continued revenue growth over the next five years. Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing at December 31, 2008 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross margin rates are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing or prior to that, if any change constitutes a triggering event outside of the period when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. We believe that the assumptions and rates used in our impairment test under SFAS142 are reasonable. However, they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations. Based on our valuation results, we determined that the fair value of our reporting unit continued to exceed its carrying value. Therefore, management determined that no goodwill impairment charge was required as of December 31, 2008.

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

Revenues—The Company recognizes revenue when the services have been performed and all of the following four revenue recognition criteria have been met:

•	Persuasive evidence of an arrangement exists,

•	The service has been rendered,

•	The price is fixed or determinable, and

•	Collection is reasonably assured.

Revenue from interpretation services are recognized as interpretation services are performed based on actual time that is tracked for each call at the negotiated rate per minute for the customer. Revenue earned from the translation of written media is generally recognized at the time the finished product is delivered to the customer.

Foreign Currency—The functional currency of our operations located outside the U.S. is the U.S. Dollar. Transaction and remeasurement gains and losses were not significant for the periods presented. The Company also perform services for Canadian and United Kingdom customers which are billed in local currencies. Transaction gains and losses are reported in the statement of operations as they are incurred. During 2008, 2007 and 2006 such gains and losses were not significant and are included in selling, general and administrative expense.

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

Further, the Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.

Comprehensive Income (Loss)—SFAS No. 130, Reporting Comprehensive Income (Loss), requires that the Company report comprehensive income (loss), which includes net income (loss) as well as other changes in assets and liabilities recorded directly to equity, in its financial statements. There were no components of comprehensive income (loss) other than net income (loss) for all periods presented.

Stock-Based Compensation— The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share Based Payment”. Under SFAS 123(R), the Company determines the fair value of its Holdings Class C restricted stock units from the probability-weighted expected return method. Under this method, the value of an enterprise’s common stock is estimated from an analysis of the future values for the Company assuming various possible future liquidity events. SFAS 123(R) requires that the Company recognize compensation expense for only the portion of restricted stock units that are expected to vest, rather than recording forfeitures when they occur, as previously permitted. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

Fair Value of Financial Instruments—The carrying amount of cash, accounts receivable, accounts payable, accrued compensation and interpreter costs and other accrued liabilities approximated fair value at December 31, 2008 and 2007. The fair value of debt instruments is disclosed in Note 4.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Such management estimates include the allowance for doubtful accounts receivables, the useful life of intangible assets, impairment of goodwill and intangible assets, income taxes, and claims and legal proceedings. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements— In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We elected not to adopt the fair value option for any financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from SFAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. SFAS 141(R) may have an impact on the Company’s consolidated financial statements when effective in the event a business combination occurs. The nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisition consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Currently, we do not have any non-controlling interests (ownership interests in a subsidiary that are held by owners other than us) recorded in our financial statements. The adoption of SFAS 160 is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The fair value measurement of financial assets and financial liabilities is effective for us beginning in fiscal year 2008. Three FASB Staff Positions (“FSP”) on this statement were subsequently issued. FSP No. 157-1, issued on February 14, 2008, excluded SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, which are required to be measured at fair value under SFAS No. 141, “Business Combinations” or SFAS 141(R), regardless of whether those assets and liabilities are related to leases. This FSP was effective upon our initial adoption of SFAS 157. FSP No. 157-2, issued on February 12, 2008, delayed the effective date of this statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP will be effective for us in fiscal year 2009. FSP No. 157-3, issued in October 2008 and effective upon issuance, clarifies how SFAS 157 should be applied when valuing securities in markets that are not active by illustrating key considerations in determining fair value. Our adoption of this statement on January 1, 2008 is limited to financial assets and liabilities, and did not have a material impact on our consolidated financial position, results of operations or cash flows. The adoption of FSP No. 157-2 is not expected to have a material impact on our financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets after the effective date of either a business combination or an asset acquisition. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP. The FSP also contains new disclosure requirements with respect to recognized intangible assets. This FSP is effective for fiscal years beginning after December 15, 2008, and for interim periods within such fiscal years. We are currently evaluating the potential impact of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement did not result in a change in our current practice.

2. Business Combinations, Escrow Settlement and Intangible Assets

Business Combinations and Escrow Settlement – On June 11, 2004, LLI, an indirect subsidiary of ABRY Partners (“ABRY”) acquired the Predecessor in a transaction accounted for under the purchase method of accounting (the “Merger”). The aggregate purchase price was $718.1 million. The merger agreement contains customary representations and warranties and covenants. At closing, $30.0 million of the Merger consideration was deposited into an escrow account on behalf of the stockholders and optionholders of the Predecessor to secure their potential indemnity obligations to LLI and payment of any post-closing adjustment to the Merger consideration to LLI. Since the Merger, periodic payments from the escrow account have been paid to the stockholders and optionholders of the Predecessor according to a pre-determined payment schedule. Final settlement of the escrow account was reached with the previous owners on July 25, 2006. In final settlement of the escrow account, the Company received $795,000 for potential tax liabilities. As the Company had already recorded these additional tax liabilities subsequent to the Merger and concluded there is not a clear and direct link to the original purchase price, the settlement amount of $795,000 was recorded as other income in the third quarter of 2006.

Intangible Assets – As of December 31, 2008 and 2007, the Company’s acquired intangible assets are being amortized on a straight-line basis as follows (in thousands):

	December 31, 2008				December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
				(years)				(years)
Customer relationships	$401,400	$91,375	$310,025	20	$401,400	$71,304	$330,096	20
Customer List	263	84	179	5	175	35	140	5
Trademark and tradename	34,500	31,414	3,086	5	34,500	24,514	9,986	5
Internally developed software	14,000	14,000	—	3	14,000	14,000	—	3
Covenants-not-to-compete	10,200	10,200	—	2	10,200	10,200	—	2

	$460,363	$147,073	$313,290	18	$460,275	$120,053	$340,222	18

The expected future amortization of the acquired intangible assets at December 31, 2008 is as follows (in thousands):

Year Ending December 31
2009	$23,209
2010	20,123
2011	20,123
2012	20,088
2013	20,073
Thereafter	209,674

Total	$313,290

Amortization expense of acquired intangible assets for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 was $27,020,000, $29,092,000 and $33,917,000, respectively.

3. Property and equipment

Property and equipment consists of the following (in thousands):

	December 31, 2008	December 31, 2007
Equipment	$6,821	$8,806
Software	2,505	1,935
Leasehold improvements	1,802	1,783
Furniture and fixtures	867	867

Subtotal	11,995	13,391
Construction in progress	3,550	85

Total	15,545	13,476
Accumulated depreciation and amortization	(6,998)	(7,563)

Property and equipment- net	$8,547	$5,913

Depreciation and amortization of property and equipment for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 was $ 2,378,000, $2,198,000, and $2,491,000, respectively.

4. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2008	December 31, 2007
Current portion of long-term debt:
Term loan	$16,339	$17,730
Long-term debt (non-current):
Term loan	185,336	201,451
Senior subordinated notes	162,699	162,185

Total debt	$364,374	$381,366

In 2004 the Company entered into a $40.0 million reducing revolver credit facility and a $277.5 million term loan under a bank loan agreement dated June 11, 2004 (the “2004 Loans”). The reducing revolver credit facility is due June 11, 2010 and the term loan is due June 10, 2011. Under the terms of the loan agreement, the Company may elect either a variable rate of interest (equal to the lender’s “base rate” plus an applicable margin) or an interest rate fixed for a specified period of one, two, three or six months (equal to LIBOR plus an applicable margin) for the revolver and one, two, or three months for the term loan. The applicable margins used to calculate these interest rates are determined based on the Company’s ratio of total debt less excess cash to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the loan agreements. The senior credit facilities are collateralized by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interest owned by us in our existing and future domestic subsidiaries.

At December 31, 2008 the maximum amount available under the revolving credit facility was $40.0 million and no balance was outstanding. This amount is available through June 2010 per the loan agreement. At December 31, 2008 the 2004 Loans consisted of a $201.7 million term loan. The term loan is automatically and permanently reduced at the end of each calendar quarter based on a predetermined schedule. In addition to such predetermined reductions, the maximum amount available under the loan agreement will be permanently reduced by (1) beginning June 11, 2004, a portion of an annual “excess cash flow” amount, as defined in the loan agreement, (2) a portion of net proceeds from the Company’s issuance of equity securities, as defined, (3) a portion of net proceeds from the Company’s disposition of assets, as defined, and (4) by voluntary reductions requested at the option of the Company. The Company’s average interest rate for the term loan was 6.54%, 8.53%, and 9.32% for 2008, 2007 and 2006, respectively. At December 31, 2008, the interest rate in effect was 4.71% for the term loan. The fair value of the term loan is approximately $185.6 million as of December 31, 2008, determined principally by noting the fair value that was determined for our senior subordinated notes, with appropriate consideration of the current yield, seniority and other provisions and characteristics that are specific to the term loan.

On November 5, 2005, the Company entered into an amendment to the 2004 Loans, pursuant to which both the total leverage and the senior leverage covenants were increased by 0.25% to provide additional leverage availability, beginning with the period ended December 31, 2005 and ending with the period ended December 31, 2006.

On November 14, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Agreement”) which amends and restates the 2004 Loans Credit Agreement dated as of June 11, 2004 and amended as of November 3, 2005, among Language Line, Inc., the Company and the subsidiary guarantors party thereto. The Agreement effected a refinancing and replacement of the Tranche B Term Loans then currently outstanding under the Original Credit Agreement with a new class of Term Loans designated as “Tranche B-1 Term Loans.” The aggregate principal amount of the modified loan is equal to the aggregate principal amount of original loan under the Original Credit Agreement. The modified loan has terms, rights and obligations materially identical to the original loan except that the applicable margin for borrowings under the modified loan is 3.25 % in the case of Eurodollar loans and 2.25 % in the case of Alternate Base Rate Loans. In addition, the Agreement amended related definitions and contained immaterial modifications to various other provisions of the Original Credit Agreement. The 2004 Loans contain certain financial covenants that the Company was in compliance with at December 31, 2008.

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

Based on quoted market prices and/or the expected borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of the Notes is approximately $152.8 million as of December 31, 2008.

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

As of December 31, 2008, principal payments are due approximately as follows (in thousands):

Year Ending December 31,	Term Loans	Senior Subordinated Notes	Total
2009	$16,339	$—	$16,339
2010	12,083	—	12,083
2011	173,253	—	173,253
2012	—	165,000	165,000

Total	$201,675	$165,000	$366,675

5. Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Current:
Federal	$16,724	$10,006	$6,394
Foreign	74	24	55
State	2,874	1,144	1,379

Total current	19,672	11,174	7,828

Deferred:
Federal	(5,475)	(5,233)	(6,901)
State	(727)	(709)	(1,020)

Total deferred	(6,202)	(5,942)	(7,921)

Total	$13,470	$5,232	$(93)

The amount of income tax provision (benefit) recorded differs from the amount using the statutory federal income tax rate (35%) for the following reasons (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Federal statutory tax expense (benefit)	$14,279	$5,135	$(778)
Expiration of uncertain tax positions liability	(2,504)	(470)	—
State tax expense (benefit)	1,629	426	267
Nondeductible expense	222	230	187
Other	(156)	(89)	231

Total	$13,470	$5,232	$(93)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (in thousands):

	December 31, 2008			December 31, 2007
	Current	Non Current	Total	Current	Non Current	Total
Deferred tax assets (liabilities):
Allowance for uncollectible accounts receivable	$526	$—	$526	$517	$—	$517
State income taxes	1,105	6,249	7,354	633	6,503	7,136
Depreciation and amortization	—	7	7	—	56	56
Acquired intangibles	—	(151,095)	(151,095)	—	(156,012)	(156,012)
Accretion of interest on High Yield Discount Obligation	—	—	—	—	—	—
Other	1,343	—	1,343	235	1	236

Net deferred tax liability	$2,974	$(144,839)	$(141,865)	$1,385	$(149,452)	$(148,067)

Undistributed earnings of the Company’s foreign subsidiaries of approximately $3.5 million at December 31, 2008 and $2.7 million at December 31, 2007, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

The operations of the Company and subsidiaries are included in the consolidated federal and state income tax returns of its parent, Language Line Holdings, Inc. and its ultimate parent, Language Line Holdings, II Inc. The Company and subsidiaries manage the respective tax payments and refunds for both Language Line Holdings, Inc. and Language Line Holdings, II Inc. Included in the accompanying consolidated balance sheets at December 31, 2008 and 2007 are amounts owed to Language Line Holdings, Inc. and Language Line Holdings, II Inc. of $2,641,000 and $1,874,000 under this arrangement. These amounts are presented separately from the amounts that are receivable or payable (from/to) taxing authorities for federal and state income taxes. In prior periods amounts owed to Language Line Holdings, Inc. and Language Line Holdings, II Inc. were offset against amounts due from/to taxing authorities in the balance sheet. The Company has revised this presentation in the accompanying consolidated balance sheet at December 31, 2007.

The Company adopted FIN 48 on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 clarifies the accounting for uncertainty in income taxes by requiring a tax position be recognized only when it is more likely than not that the tax position, based on its technical merits, will be sustained upon ultimate settlement with the applicable tax authority. As a result of the adoption of FIN 48, the Company recorded a $4.2 million increase in other liabilities, a $2.8 million decrease in income tax payable, a $0.6 million decrease in deferred tax liabilities, and a cumulative adjustment of $0.8 million to opening accumulated deficit at January 1, 2007.

The following table illustrates the incremental effect of applying FIN 48 on individual line items on the consolidated balance sheet as of January 1, 2007 (in thousands):.

	Before application of FIN 48	Effect of FIN 48 application	After Application of FIN 48
	(thousands)
Deferred taxes	$1,018	$(3)	$1,015
Total assets	842,622	(3)	842,619
Income taxes payable	3,246	(2,772)	474
Other liabilities	—	4,181	4,181
Deferred taxes	155,660	(635)	155,025
Total liabilities	568,238	774	569,012
Accumulated deficit	(5,802)	(777)	(6,579)
Total stockholders’ equity	274,384	(777)	273,607
Total liabilities and stockholders’ equity	842,622	(3)	842,619

A reconciliation of the beginning and ending amount of unrecognized tax benefits from January 1, 2007 through December 31, 2008 is as follows:

Unrecognized tax benefits balance at January 1, 2007	$4,181
Gross increase for tax positions of prior years	97
Gross decrease for tax positions of prior years	—
Gross increase for tax positions of current year	—
Gross decrease for tax positions of current year	—
Settlements	(345)
Lapse of statue of limitations	(470)

Unrecognized tax benefits balance at December 31, 2007	3,463
Gross increase for tax positions of prior years	85
Gross decrease for tax positions of prior years	(58)
Gross increase for tax positions of current year	126
Gross decrease for tax positions of current year	—
Settlements	—
Lapse of statute of limitations	(2,504)

Unrecognized tax benefits balance at December 31, 2008	$1,112

The total unrecognized tax benefits as of December 31, 2008 totaled $1.1 million, of which $0.7 million has been recorded by the Company as a non-current liability and $0.4 million has been classified as a current liability in the accompanying consolidated balance sheet. If recognized, these amounts would impact the Company’s effective tax rate. The timing of the resolution of the non-current portion is uncertain, and the resolution of these items may result in additional or reduced income tax expense. We anticipate that our liabilities for uncertain tax positions may increase for items that arise in the ordinary course of business. These amounts will be reflected as an increase in the liabilities and an increase to the current period tax expense. Our expectations of these amounts are contemplated in our annual effective tax rate. Possible releases of liabilities due to expirations of statutes of limitations will have the effect of decreasing our income tax expense and effective tax rate if and when they occur.

The Company recognizes interest and penalties relating to unrecognized tax benefits as part of its income tax expense. Total accrued interest and penalties as of December 31, 2008 were $209,000 and $77,000, respectively.

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

In February 2009, California budget legislation was signed into law that, among other things, contained several state tax law changes that will affect the Company’s effective state tax rate. As a result of these changes, the Company will need to re-evaluate its state deferred tax liabilities and assets in the first quarter of 2009, as the effect of changes in tax laws are accounted for in the period the law changed. The Company is currently evaluating these tax law changes and their impact to the consolidated financial statements.

6. Retirement Plans

The Company has a 401(k) retirement plan under which employees may elect to make tax deferred contributions, to a maximum established annually by the IRS. For employees meeting a six-month service requirement, the Company matches 66.7% of the employees’ contributions up to a maximum of 6% of the employees’ contributions. Contributions vest after three years of service. Company contributions were approximately $384,000, $445,000 and $413,000 for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

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

Under both SFAS 123 and SFAS 123(R), the Company determines the fair value of its Holdings Class C restricted stock units using the probability-weighted expected return method. Under this method, the fair value of an enterprise’s common stock is estimated from an analysis of the future values for the Company assuming various possible future liquidity events. SFAS 123(R) requires that the Company recognize compensation expense for only the portion of restricted stock units that are expected to vest, rather than recording forfeitures when they occur, as previously permitted. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

On January 1, 2006, deferred compensation related to awards issued prior to the adoption of SFAS 123(R) was reduced to zero with a corresponding decrease to additional paid-in capital. SFAS 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its consolidated statement of cash flows as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities.

Stock-based compensation expense related to Holdings Class C restricted stock units, recognized under SFAS 123(R) for the years ended December 31, 2008 and 2007 was $439,000 and $417,000. As of December 31, 2008, total unrecognized compensation cost, net of estimated forfeitures, was $749,000 related to the restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.

The Holding’s Class C restricted stock units will vest according to a specified schedule and will be expensed to compensation over the vesting period of five years. The units do not contain a stated contractual life. Vesting will accelerate upon a change of control of Holdings and upon certain types of sales. Vesting will cease if the individual ceases to be employed by Holdings or any of its subsidiaries, at which time Holdings will have the option to purchase all or any portion of the vested and/or the unvested restricted stock units. The aggregate purchase price for all unvested units will be $1.00, and the purchase price for each vested unit will be the fair market value for such unit as of the date of individual’s termination. If, however, the Company terminates the individual’s employment for cause, the aggregate purchase price of all vested units will be $1.00. Holding’s right to repurchase the individual’s units will terminate upon a “change of control” (as such term is defined in their incentive unit agreement), provided that the individual is employed by Holdings or any of its subsidiaries at the time of the “change of control.”

As of December 31, 2008 there are 9,293,000 outstanding unvested Holdings Class C restricted stock units, which were granted as restricted stock since June 12, 2004. The company terminated all stock option incentive plans on June 11, 2004 and the plans were not replaced. There are no outstanding or exercisable options with respect to any stock option incentive plans with the Company as of December 31, 2008.

The following table reflects activity under the restricted stock unit plan from December 31, 2006 through December 31, 2008 (in thousands, except per share amounts):

	Number of Units (000)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2006	21,099	$0.09
Granted	1,750	$0.14
Repurchased	(110)	$0.09
Forfeited	(790)	$0.13

Outstanding, December 31, 2007	21,949	$0.09
Granted	900	$0.23
Repurchased	(102)	$0.25
Forfeited	(258)	$0.13

Outstanding, December 31, 2008	22,489	$0.10

A summary of the status of the Company’s nonvested shares as of December 31, 2008 and changes during the period is presented below:

Nonvested Units	Number of Units (000)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2006	15,771	$0.09
Granted	1,750	$0.14
Vested	(3,372)	$0.09
Forfeited	(790)	$0.13

Outstanding, December 31, 2007	13,359	$0.10
Granted	900	$0.23
Vested	(4,708)	$0.10
Forfeited	(258)	$0.13

Outstanding, December 31, 2008	9,293	$0.11

Holding’s Class C restricted stock units granted vest over a 5 year vesting schedule. During the year ended December 31, 2008, 4.7 million units vested. Recipients of restricted stock units do not pay any cash consideration for the units, do not have the right to vote, and do not receive dividends with respect to such units. Compensation expense for restricted stock units is recognized on a straight-line basis over the vesting period, using the restricted stock unit’s fair value on the grant date.

8. Lease Commitments

The Company leases its operating facilities under operating leases that run through 2011. Future minimum annual lease payments at December 31, 2008 are as follows (in thousands):

Year Ending December 31	Operating Leases
2009	$1,185
2010	983
2011	176

Total	$2,344

Rent expense for all operating leases the year ended December 31, 2008, December 31, 2007 and December 31, 2006 was $1,178,000, $1,100,000, and $1,069,000, respectively.

9. Related Party Transactions

In January 2008, the Company’s ultimate parent, Language Line Holdings, LLC completed its acquisition of Coto Holdings, LLC (“Coto”), a previously unaffiliated company. As part of an affiliate and intercompany services agreement executed between the Company, its parent and Coto, the Company is to provide certain management, interpretation and other defined services to Coto.

As consideration for these management services, Coto is charged a management fee by the Company equal to $500,000 per quarter. Management fees earned by the Company for the year ended December 31, 2008, included in revenues in the accompanying statements of operations, totaled $1,945,000.

Additionally, Coto is charged a fee to reimburse the Company for costs it incurs for providing interpretation services, certain of their equipment and other miscellaneous costs. Reimbursable charges to Coto for interpreters and equipment, netted against cost of revenues for the year ended December 31, 2008 totaled $13,127,000. Finally, reimbursable charges to Coto for other miscellaneous (indirect) costs netted against selling, general and administrative expenses totaled $870,000 for the year ended December 31, 2008. At December 31, 2008, Coto owed the Company an aggregate of $2,387,000 related to these services and charges.

On January 19, 2006 the Company’s ultimate parent, Language Line Holdings, LLC, completed its acquisition of the unaffiliated U.K. based company Language Line, Limited (“Language Line UK”). Language Line UK’s business operations are independent of the Company and are not included in the accompanying consolidated financial statements. The Company incurred $257,000 of acquisition related costs in 2005 which were reported as a loan to Language Line UK on the Company’s balance sheet as of December 31, 2005. Subsequently the Company received a full amount of settlement on January 20, 2006 when the acquisition was completed. The company has a contract to provide administrative and sales support services to Language Line UK for a fixed monthly fee. The Company recognized revenue of approximately $236,000, $234,000 and $480,000 for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively for administrative and sales support services it rendered to Language Line UK.

The operations of the Company and subsidiaries are included in the consolidated federal and state income tax returns of its parent, Language Line Holdings, Inc. and its ultimate parent, Language Line Holdings, II Inc. The Company and subsidiaries manage the respective tax payments and refunds for both Language Line Holdings, Inc. and Language Line Holdings, II Inc. Included in the accompanying consolidated balance sheet at December 31, 2008 and 2007 are amounts owed to Language Line Holdings, Inc. and Language Line Holdings, II Inc. of $2,641,000 and $1,874,000 under this arrangement. These amounts are presented separately from the amounts that are receivable or payable (from/to) taxing authorities for federal and state income taxes.

10. Contingencies

The Company is party to certain legal actions arising in the ordinary course of business. Although the ultimate outcome is not presently determinable, management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

11. Guarantor Subsidiaries

The Company’s outstanding public debt (the “Senior Subordinated Notes”) is jointly and severally, fully and unconditionally guaranteed by the Company and its subsidiaries (the “Guarantor Subsidiaries”). The Company or Parent Company has no independent assets or operations. The subsidiaries are 100% owned by the Company. At December 31, 2008, a total of approximately $162.7 million of Senior Subordinated Notes were outstanding. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company. Separate financial statements of the Company and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.

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

12. Quarterly Information (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the years ended December 31, 2008 and 2007. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period. The Company operates as a single segment.

Quarterly Financial Data

(unaudited, in thousands)

	Quarter Ended
2008	March 31	June 30	September 30	December 31
Revenues	$48,897	$52,220	$54,845	$56,682
Income before taxes	$7,859	$10,691	$11,284	$10,963
Income tax expense	$3,246	$4,629	$1,300	$4,295
Net income	$4,613	$6,062	$9,984	$6,668

	Quarter Ended
2007	March 31	June 30	September 30	December 31
Revenues	$45,266	$45,473	$46,177	$46,272
Income before taxes	$3,074	$2,584	$4,001	$5,013
Income tax expense	$1,164	$1,072	$1,423	$1,573
Net income	$1,910	$1,512	$2,578	$3,440

LANGUAGE LINE, INC. AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to costs and expenses	Charged to Other Accounts	Deductions – Write-offs, Net of Recovery	Balance at End of Period
Year ended December 31, 2008	$1,300	$209	$—	$(186)	$1,323
Year ended December 31, 2007	1,503	(59)	—	(144)	1,300
Year ended December 31, 2006	738	1,254	—	(489)	1,503

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2009

LANGUAGE LINE, INC.

By:	/s/ MICHAEL F. SCHMIDT
Michael F. Schmidt
CHIEF FINANCIAL OFFICER
and SECRETARY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2009

SIGNATURE	CAPACITY

/S/ DENNIS G. DRACUP Dennis G. Dracup	Chief Executive Officer and Director (Principal Executive Officer)

/S/ MICHAEL F. SCHMIDT Michael F. Schmidt	Chief Financial Officer and Secretary (Principal Financial Officer)